Form 10-Q
period 2024-03-31
Smurfit WestRock Ltd
filed 2024-06-07
CIK 2005951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

SMURFIT WESTROCK LIMITED

(Exact Name of Registrant as Specified in Its Charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-1776979 (I.R.S. Employer Identification No.)

Beech Hill, Clonskeagh Dublin 4, D04 N2R2 Ireland (Address of principal executive offices)	N/A (Zip Code)

(Address, including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

+353 1 202 7000

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares of $0.001 each	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☐No         ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes         ☒No         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒No         ☐

As of June 6, 2024, the registrant had 100 ordinary shares, nominal value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (file number 333-278185), as amended (the “Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and to be re-registered as an Irish public limited company and renamed Smurfit WestRock plc (the “Company” or “Smurfit WestRock”), to register ordinary shares of $0.001 each in the capital of Smurfit WestRock (the “Smurfit WestRock Shares”) to be issued to the holders of shares of common stock of WestRock Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit WestRock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger Sub”) pursuant to which (i) Smurfit WestRock will acquire Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of Ireland (as amended) and (ii) Merger Sub will merge with and into WestRock, (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). A detailed description of the Smurfit WestRock Shares and the Combination is included in the Registration Statement.

Smurfit WestRock was incorporated and registered in Ireland on July 6, 2017 under the Irish Companies Act as a private company limited by shares. On December 11, 2023, Smurfit WestRock changed its name to “Smurfit WestRock Limited.” It is anticipated that, prior to the completion of the Combination, Smurfit WestRock will re-register as an Irish public limited company pursuant to Part 20 of the Irish Companies Act and be renamed “Smurfit WestRock plc.” Upon the completion of the Combination, Smurfit Kappa and WestRock will each become wholly owned subsidiaries of Smurfit WestRock. Smurfit WestRock has not carried on any activities or operations to date, except for those activities incidental to its formation or undertaken in connection with the Combination.

In this Quarterly Report on Form 10-Q, the Company is reporting its financial statements, including the notes thereto, for the quarter ended March 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF

SMURFIT WESTROCK LIMITED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in actual Dollars)

	As of
	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$108	$111
Total Assets	$108	$111
Equity:
Common stock, €1; and 100 shares authorized, 100 shares outstanding at March 31, 2024 and December 31, 2023, respectively	114	114
Accumulated other comprehensive loss	(6)	(3)
Total Stockholders’ Equity	$108	$111

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (Unaudited)

(in actual Dollars)

	Three Months Ended
	March 31,
	2024	2023
Net income	$—	$—
Other comprehensive (loss)/income
Foreign currency:
Foreign currency translation (loss)/gain	(3)	2
Comprehensive (loss)/income	$(3)	$2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in actual Dollars)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$—	$—
Net cash provided by operating activities	—	—
Investing activities:
Net cash provided by investing activities	—	—
Financing activities:
Net cash provided by financing activities	—	—
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	111	107
Effect of exchange rates on cash and cash equivalents	(3)	2
Cash and cash equivalents at end of period	$108	$109

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in actual Dollars, except share data)

	Common Shares		Accumulated
			Other	Total
			Comprehensive	Stockholders’
	Shares	Amount	(Loss)/Income	Equity
Balance at December 31, 2022	100	$114	$(7)	$107
Net income	—	—	—	—
Other comprehensive income	—	—	2	2
Balance at March 31, 2023	100	114	(5)	109
Balance at December 31, 2023	100	114	(3)	111
Net income	—	—	—	—
Other comprehensive loss	—	—	(3)	(3)
Balance at March 31, 2024	100	$114	$(6)	$108

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Smurfit WestRock Limited (formerly known as Cepheidway Limited) (“Smurfit WestRock,” or the “Company”) is a company limited by shares that was incorporated in Ireland on July 6, 2017. The registered office of the Company is Beech Hill, Clonskeagh, Dublin 4, Ireland, which is also the principal place of business of the Company. On December 11, 2023, Smurfit WestRock changed its name to Smurfit WestRock Limited.

Other than activities related to its formation, the Company has not conducted any operations since its incorporation. Unless the context otherwise requires, Smurfit WestRock and “the Company” refer to the business of Smurfit WestRock and its wholly-owned subsidiaries, which does not include Smurfit Kappa Group plc or WestRock Company.

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying consolidated interim financial statements. The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements included in the Registration Statement. The unaudited consolidated interim financial statements are presented in United States Dollars.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements contain all the adjustments necessary for a fair statement of the financial position and the results of operations and cash flows for the interim periods and as at the dates presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Registration Statement.

Summary of Significant Accounting Policies

See “Note 1 Description of Business and Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements of the Company included in the Registration Statement for a summary of our significant accounting policies.

2. Transaction Agreement with WestRock

On September 12, 2023, Smurfit Kappa Group plc (“Smurfit Kappa”) and WestRock Company, a public company incorporated in Delaware announced they had reached a definitive agreement on the terms of a proposed combination to be implemented through (i) an acquisition by Smurfit WestRock Limited (to be re-registered and renamed Smurfit WestRock plc) of the entire issued share capital of Smurfit Kappa by means of the Scheme under Section 450 of the Irish Companies Act 2014; and (ii) a merger of a subsidiary of Smurfit WestRock with and into WestRock.

Under the terms of the Transaction Agreement:

a)	for each share of common stock of WestRock, the common stockholders of WestRock will receive one new Smurfit WestRock share and $5 in cash; and
b)	for each ordinary share of Smurfit Kappa, the stockholders of Smurfit Kappa will receive one new Smurfit WestRock share.

Following completion of the Combination, Smurfit WestRock will be the parent company of the combined group. The combined group will be headquartered and domiciled in Dublin, Ireland, with North and South American headquarters in Atlanta, Georgia, U.S. Smurfit WestRock will have a dual listing on the NYSE and the standard listing segment of the FCA, and the shares of Smurfit WestRock will be admitted to trading on the NYSE and the main market for listed securities of the LSE.

Smurfit Kappa, WestRock, Smurfit WestRock Limited and Merger Sub have agreed to cooperate in taking all actions necessary to delist the WestRock Shares from the New York Stock Exchange (“NYSE”) and terminate its registration under the Exchange Act following the Completion, after which WestRock will cease filing its own periodic and other reports with the SEC and WestRock Shares will cease to be publicly traded. It is expected that, subject to Completion, Smurfit Kappa Shares will be delisted from the premium segment of the Official List of the FCA and the Smurfit Kappa Shares will cease trading on the main market for listed securities of the London Stock Exchange (“LSE”) and Smurfit Kappa Shares will be delisted from the Official List of Euronext Dublin and the Smurfit Kappa Shares will cease trading on the Euronext Dublin Market.

The Combination is subject to certain conditions set forth in the Transaction Agreement, including, but not limited to: certain regulatory clearances, approval by the stockholders of Smurfit Kappa and stockholders of WestRock, sanction of the Scheme by the High Court of Ireland, approval of the shares of Smurfit WestRock for listing on the NYSE, and approval of the shares of Smurfit WestRock for listing on the Official List of the Financial Conduct Authority (“FCA”).

Subject to stockholder approval and other closing conditions, the Combination is expected to close in early July 2024.

The Transaction Agreement contains certain termination rights for both parties. Each of Smurfit Kappa and WestRock may be required to make payments to the other party in connection with the termination of the Transaction Agreement under specified circumstances.

3. Subsequent Events

Registration Statement on Form S-4

The Registration Statement was declared effective on April 26, 2024. The Transaction is expected to close in early July 2024, conditional upon receipt of any outstanding regulatory approvals, shareholder approvals and satisfaction of other closing conditions. Prior to the closing of the Transaction, Smurfit WestRock will have no operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Smurfit WestRock’s financial condition and results of operations should be read in conjunction with Smurfit WestRock’s Consolidated Financial Statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and their related notes for the fiscal year ended December 31, 2023 that were included in Smurfit WestRock’s Registration Statement on Form S-4 which was declared effective on April 26, 2024 (the “Registration Statement”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit WestRock’s future results could differ materially from the results discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, Smurfit WestRock and “the Company” refer to the business of Smurfit WestRock and its wholly-owned subsidiaries, which do not include Smurfit Kappa Group plc or WestRock Company.

Overview

Smurfit WestRock Limited (formerly known as Cepheidway Limited) (“Smurfit WestRock,” or the “Company”) is a company limited by shares that was incorporated in Ireland on July 6, 2017. In December 2023, the Company changed its legal name from Cepheidway Limited to Smurfit WestRock Limited.

Other than activities related to its formation, the Company has not conducted any operations since its incorporation.

Transaction Agreement with WestRock

On September 12, 2023, Smurfit Kappa, WestRock, Smurfit WestRock and Sun Merger Sub, LLC (“Merger Sub”) entered into a Transaction Agreement, pursuant to which and subject to the terms and conditions therein: (a) Smurfit WestRock will acquire Smurfit Kappa by means of a scheme of arrangement under the Companies Act (the “Scheme”) and (b) Merger Sub will merge with and into WestRock (the “Merger”), with WestRock surviving the Merger and becoming a wholly owned subsidiary of Smurfit WestRock. Upon completion of the Scheme and Merger (the “Completion”), for each share of WestRock stock issued and outstanding (but excluding shares of WestRock stock owned by WestRock, any WestRock subsidiary, Smurfit Kappa, Merger Sub or any of their respective subsidiaries, and other than shares of WestRock stock for which the shareholders have validly exercised their appraisal rights), will be converted into the right to receive (without interest and less applicable withholding taxes) (i) $5.00 in cash (the “Cash Consideration”) and (ii) one Smurfit WestRock Share. On April 26, 2024, the Registration Statement was declared effective.

The Transaction is expected to close in early July 2024, conditional upon receipt of any outstanding regulatory approvals, shareholder approvals and satisfaction of other closing conditions. Prior to the closing of the Transaction, Smurfit WestRock will have no operations. See the Registration Statement for additional information.

Results of Operations

The Company has had no historical operations since inception. The Company did not generate revenue or net income for the three months ended March 31, 2024 or 2023, respectively. Total comprehensive (loss)/income for the periods was $(3) and $2, respectively, and relates to foreign currency translation (loss)/gain on cash holdings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity to date have been capital contributions by its stockholders and the Company has had no historical operations. As of March 31, 2024, the Company’s total assets, which consisted of cash, were $108. The Company has not generated cash flows from operations, investing, or financing activities since inception other than for activities related to its formation. Smurfit WestRock will not have any liquidity and capital requirements or capital commitments prior to the close of the Combination.

Off Balance Sheet Arrangements

As of March 31, 2024, Smurfit WestRock did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in “Note 1 Description of Business and Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements of the Company included in the Registration Statement. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. There have been no material changes during the three months ended March 31, 2024, to the Company’s significant accounting policies and estimates disclosed in the Registration Statement.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” (including within the meaning of US federal securities laws), including statements made regarding the Combination and the listing of Smurfit WestRock, the rationale and expected benefits of the Combination (including, but not limited to, synergies), and any other statements regarding WestRock’s, Smurfit Kappa’s and Smurfit WestRock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Words such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “potential,” “seeks,” “aims,” “projects,” “predicts,” “is optimistic,” “intends,” “plans,” “estimates,” “targets,” “anticipates,” “continues” or other comparable terms or negatives of these terms or other variations or comparable terminology or by discussions of strategy, plans, objectives, goals, future events or intentions, but not all forward-looking statements include such identifying words.

Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks and uncertainties, including, but not limited to, regulatory or other limitations imposed on the Company as a result of the Combination, the ability to integrate the businesses of Smurfit Kappa and WestRock following the Combination, the ability of Smurfit WestRock to achieve expected synergies, the performance of stock markets generally, developments in worldwide and national economics and other international events and circumstances, changes in foreign currencies and in interest rates, catastrophic events including natural disasters, epidemics and acts of war and terrorism, the cost and outcomes of investigations, and litigation and regulatory proceedings. These risks and uncertainties may cause actual future results to vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates or expectations will be achieved and therefore, actual results may differ materially from any plans, estimates or expectations in such forward-looking statements.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures the Company makes on related subjects.

You should also read and consider the risk factors associated with Smurfit WestRock because these risk factors may affect the operations and financial results of the new combined company and the Smurfit WestRock Shares following the closing of the Transaction. A description of the risks and uncertainties for Smurfit Kappa, Smurfit WestRock and the combined company may be found in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Registration Statement, which was declared effective on April 26, 2024, and is on file with the SEC. Additional discussion regarding certain risks, uncertainties and assumptions described above is included under the heading entitled “Risk Factors” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates and commodity prices. The Company has not conducted any operations during the three months ended March 31, 2024 or March 31, 2023. The Company’s exposure to foreign exchange rate risk relates to the translation of its euro denominated cash balance to its reporting currency of U.S. dollar. Changes in the carrying value of the euro denominated cash balance related to fluctuations in euro/U.S. dollar exchange rates are recognized within “Foreign currency translation (loss) /gain” a component of Accumulated Other comprehensive loss. The foreign currency translation loss recognized in the three months ended March 31, 2024 was $3 (March 31, 2023: gain of $2).

Item 4. Controls and Procedures

Smurfit WestRock’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Anthony Smurfit, President and Group Chief Executive Officer, and Ken Bowles, Executive Vice President and Group Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures. Based on this evaluation, Mr. Smurfit and Mr. Bowles concluded that as of the end of the period covered by this quarterly report, Smurfit WestRock’s disclosure controls and procedures were effective.

There has been no change in Smurfit WestRock’s internal controls over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2024 that has materially affected, or is reasonably likely to materially affect, Smurfit WestRock’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 6, 2024, in connection with the Combination, two lawsuits are pending that were filed by purported stockholders of WestRock challenging the sufficiency of the disclosures that have been made in connection therewith in the definitive proxy statement that WestRock filed with the SEC on April 26, 2024 (the “proxy statement/prospectus”): Robert Scott v. WestRock Company et al., No. 652627/2024 (N.Y.S.), filed on May 21, 2024, and Richard McDaniel v. WestRock Company et al., No. 652638/2024 (N.Y.S.), filed on May 22, 2024. Both complaints, which name WestRock and its directors as defendants, allege state law claims for breach of fiduciary duty. Several purported stockholders of WestRock have also sent demand letters to WestRock alleging similar deficiencies regarding the disclosures made in the proxy statement/prospectus. The Company cannot predict the outcomes of these matters.

Item 1A. Risk Factors

You should carefully consider the “Risk Factors” discussed in the Registration Statement. If any of those factors were to occur, they could materially adversely affect our business, financial position, and/or results of operation, and could cause our actual results to differ materially from those contained in or implied by any forward looking statements. We are aware of no material changes to the Risk Factors discussed in our Registration Statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1†	Certification by the Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

† Filed or furnished herewith

* The certification furnished in Exhibit 32 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

** Submitted electronically herewith

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Smurfit WestRock Limited

Dated: June 7, 2024
/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President and Group Chief Executive Officer
(Principal Executive Officer)

Dated: June 7, 2024
/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President and Group Chief Financial Officer
(Principal Financial Officer)