Form 10-Q
period 2024-06-30
Smurfit Westrock plc
filed 2024-08-09
CIK 2005951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-278185

Smurfit Westrock plc

(Exact name of registrant as specified in its charter)

Ireland	98-1776979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Beech Hill, Clonskeagh Dublin 4, D04 N2R2 Ireland	N/A
(Address of principal executive offices)	(Zip Code)

+353 1 202 7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, par value $0.001 per share	SW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 6, 2024, the registrant had 519,358,323 ordinary shares, nominal value $0.001 per share, issued and outstanding.

* Smurfit Westrock plc operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, Smurfit Westrock plc’s future periodic reports filed pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 will reflect the operations of the Combination referred to in the explanatory note, which closed on July 5, 2024. Therefore, as of the filing of this Form 10 - Q, Smurfit Westrock plc is no longer operating as a shell company.

EXPLANATORY NOTE

On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (file number 333-278185), as amended (as supplemented by the prospectus filed with the SEC on April 26, 2024, the “Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and re-registered as an Irish public limited company and renamed Smurfit Westrock plc (the “Company” or “Smurfit Westrock”), to register ordinary shares of $0.001 each in the capital of Smurfit Westrock (the “Smurfit Westrock Shares”) to be issued to the holders of shares of common stock of WestRock Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger Sub”) pursuant to which (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of Ireland (as amended) and (ii) Merger Sub merged with and into WestRock, (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The Combination closed on July 5, 2024, subsequent to the fiscal quarter ended June 30, 2024 (the fiscal quarter to which this Quarterly Report on Form 10-Q relates). A detailed description of the terms of the Combination is included in the Registration Statement.

Smurfit Westrock was incorporated and registered in Ireland on July 6, 2017 under the Irish Companies Act as a private company limited by shares. On December 11, 2023, it changed its name to “Smurfit WestRock Limited.” Subsequently, on June 18, 2024, Smurfit WestRock re-registered as an Irish public limited company pursuant to Part 20 of the Irish Companies Act and was renamed “Smurfit Westrock plc” (“Smurfit Westrock”). Upon the completion of the Combination on July 5, 2024, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock.

This Quarterly Report on Form 10-Q is being filed with respect to the interim period ended June 30, 2024, which was before the consummation of the Combination. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock prior to the Combination, except as expressly provided herein. As of June 30, 2024, and prior to the completion of the Combination, Smurfit Westrock had no assets, no operations, and only nominal capitalization.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF

SMURFIT WESTROCK PLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in actual Dollars, except share and per share data)

	As of
	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$26,762	$111
Total Assets	$26,762	$111
Liabilities and Equity
Accounts payable	12,300	—
Total liabilities	$12,300	$—
Commitments and Contingencies	—	—
Equity:
Common stock, €1; 25,000 shares authorized and 25,000 shares outstanding at June 30, 2024 (December 31, 2023: 100 shares authorized and outstanding)	26,966	114
Common stock, $0.001; 9,500,000,000 shares authorized, 0 issued at June 30, 2024 (0 authorized or issued at December 31, 2023)	—	—
Deferred shares, €1: 25,000 shares authorized, 0 issued at June 30, 2024 (0 authorized or issued at December 31, 2023)	—	—
Accumulated other comprehensive loss	(204)	(3)
Retained earnings	(12,300)	—
Total stockholders’ equity	$14,462	$111
Total liabilities and equity	$26,762	$111

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in actual Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Administrative expenses	$(12,300)	$—	$(12,300)	$—
Loss before income taxes	(12,300)	—	(12,300)	—
Income tax expense	—	—	—	—
Consolidated net loss attributable to common stockholders	$(12,300)	$—	$(12,300)	$—
Basic loss per share attributable to common stockholders	$(2.56)	$—	$(5.04)	$—
Diluted loss per share attributable to common stockholders	$(2.56)	$—	$(5.04)	$—

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (Unaudited)

(in actual Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net loss	$(12,300)	$—	$(12,300)	$—
Other comprehensive (loss)/income
Foreign currency:
Foreign currency translation (loss)/gain	(198)	—	(201)	2
Comprehensive (loss)/income	$(12,498)	$—	$(12,501)	$2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in actual Dollars)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Consolidated net loss	$(12,300)	$—
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Change in operating assets and liabilities:
Accounts payable	12,300	—
Net cash provided by operating activities	$—	$—
Investing activities:
Net cash provided by investing activities	$—	$—
Financing activities:
Issuances of common stock	26,852	—
Net cash provided by financing activities	$26,852	$—
Increase in cash and cash equivalents	$26,852	$—
Cash and cash equivalents at beginning of period	111	107
Effect of exchange rates on cash and cash equivalents	(201)	2
Cash and cash equivalents at end of period	$26,762	$109

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in actual Dollars, except share data)

The following table presents a summary of the changes in equity for the three months ended June 30, 2023:

	Common Shares			Accumulated
				Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at March 31, 2023	100	$114	$—	$(5)	$109
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Balance at June 30, 2023	100	$114	$—	$(5)	$109

The following table presents a summary of the changes in equity for the three months ended June 30, 2024:

	Common Shares			Accumulated
				Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at March 31, 2024	100	$114	$—	$(6)	$108
Net loss	—	—	(12,300)	—	(12,300)
Other comprehensive income	—	—	—	(198)	(198)
Issuances of common stock	24,900	26,852	—	—	26,852
Balance at June 30, 2024	25,000	$26,966	$(12,300)	$(204)	$14,462

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in actual Dollars, except share data)

The following table presents a summary of the changes in equity for the six months ended June 30, 2023:

	Common Shares			Accumulated
				Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2022	100	$114	$—	$(7)	$107
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	2	2
Balance at June 30, 2023	100	$114	$—	$(5)	$109

The following table presents a summary of the changes in equity for the six months ended June 30, 2024:

	Common Shares			Accumulated
				Other	Total
			Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2023	100	$114	$—	$(3)	$111
Net income	—	—	(12,300)	—	(12,300)
Other comprehensive income	—	—	—	(201)	(201)
Issuances of common stock	24,900	26,852	—	—	26,852
Balance at June 30, 2024	25,000	$26,966	$(12,300)	$(204)	$14,462

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Smurfit Westrock plc (formerly known as Cepheidway Limited and Smurfit WestRock Limited) (“Smurfit Westrock,” or the “Company”) is a company limited by shares that was incorporated in Ireland on July 6, 2017. The registered office of the Company is Beech Hill, Clonskeagh, Dublin 4, Ireland, which is also the principal place of business of the Company. On December 11, 2023, Smurfit Westrock changed its name to Smurfit WestRock Limited, and then on June 18, 2024, it re-registered as an Irish public limited company and renamed Smurfit Westrock plc.

Other than activities related to its formation and in anticipation of the combination with WestRock, the Company has not conducted any operations since its incorporation through the end of the quarter covered by this Quarterly Report on Form 10-Q. Unless the context otherwise requires, Smurfit Westrock and “the Company” refer to the business of Smurfit Westrock and its wholly-owned subsidiaries, which, as of June 30, 2024, did not include Smurfit Kappa Group plc (“Smurfit Kappa”), or WestRock Company (“WestRock”).

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying consolidated interim financial statements. The unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated balance sheet at December 31, 2023, was derived from the audited consolidated financial statements included within Smurfit Westrock’s Registration Statement on Form S-4, which was declared effective on April 26, 2024 (as supplemented by the prospectus filed with the SEC on April 26, 2024, the “Registration Statement”). The unaudited consolidated interim financial statements are presented in United States Dollars.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements contain all the adjustments necessary for a fair statement of the financial position and the results of operations and cash flows for the interim periods and as at the dates presented. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period because prior to the completion of the Combination, Smurfit Westrock had no assets, no operations, and only nominal capitalization. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Registration Statement.

Summary of Significant Accounting Policies

See “Note 1 Description of Business and Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements of the Company included in the Registration Statement for a summary of our significant accounting policies.

2. Transaction Agreement and Combination with WestRock

On September 12, 2023, Smurfit Kappa and WestRock, a public company incorporated in Delaware, announced they had reached a definitive agreement on the terms of a proposed combination (the “Transaction Agreement”).

On July 5, 2024, pursuant to the Transaction Agreement between Smurfit Kappa, WestRock, Smurfit Westrock and Sun Merger Sub, LLC (“Merger Sub”): (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement (the “Scheme”) under the Companies Act 2014 of Ireland (as amended) (the “Smurfit Kappa Share Exchange”), and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger,” and together with the Smurfit Kappa Share Exchange, the “Combination”).

The Combination was subject to certain conditions set forth in the Transaction Agreement, including, but not limited to: certain regulatory clearances, approval by the stockholders of Smurfit Kappa and stockholders of WestRock, sanction of the Scheme by the High Court of Ireland, the Registration Statement for the offer of the shares of Smurfit Westrock being declared effective by the SEC, approval of the shares of Smurfit Westrock for listing on the New York Stock Exchange (“NYSE”), and approval of the shares of Smurfit Westrock for listing on the Official List of the Financial Conduct Authority (“FCA”).

Pursuant to the Transaction Agreement, each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). On July 5, 2024, pursuant to a High Court-ordered transfer scheme of arrangement, the Company issued 261,094,836 ordinary shares to the former shareholders of Smurfit Kappa in exchange for their shares in Smurfit Kappa. The Scheme is not a business combination under GAAP as Smurfit Westrock had no historical operations or material assets prior to the Scheme, the ownership of Smurfit Westrock is the same as that of Smurfit Kappa immediately following the Scheme and prior to the Merger, and is a share for share exchange with no cash consideration. The Scheme does not give rise to any goodwill or change in accounting basis.

Each share of common stock, par value $0.01 per share, of WestRock (the “WestRock Common Stock”), was converted into the right to receive one Smurfit Westrock Share and $5.00 in cash (the “Merger Consideration”) for an aggregate cash consideration of $1,291 million. On July 5, 2024, the Company issued 258,228,403 shares to the former shareholders of WestRock in exchange for the net assets of WestRock acquired through the Merger. Smurfit Kappa was deemed to be the accounting acquirer of WestRock for accounting purposes under ASC 805.

Due to the limited time between the transaction date and the Company’s filing of these financial statements for the quarter ended June 30, 2024 in this Form 10-Q, Smurfit Kappa’s initial accounting for the business combination is incomplete. The Company expects to provide preliminary purchase price allocation information within its consolidated interim financial statements as of and for the three and nine-months ended September 30, 2024, to be filed in its Form 10-Q for the period then ended. Accordingly, the financial results of Smurfit Westrock as of and for the periods ended prior to July 5, 2024, do not include the financial results of Smurfit Kappa or WestRock and future results will not be comparable to historical results.

Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately 50.4% and WestRock shareholders owning approximately 49.6%. The combined group is headquartered and domiciled in Dublin, Ireland, with North and South American headquarters in Atlanta, Georgia, U.S. Smurfit Westrock has a dual listing on the NYSE and the standard listing segment of the Official List of the FCA, and the Smurfit Westrock Shares have been admitted to trading on the NYSE and the main market for listed securities of the London Stock Exchange (“LSE”).

3. Stockholders’ Equity

On June 13, 2024, in connection with the Company’s re-registration as a public limited company for the purpose of satisfying minimum capitalization requirements under Irish law, the Company issued 24,900 ordinary shares with a par value of €1 for €1 each for an aggregate consideration of $26,852.

On June 26, 2024, the Company created and authorized 500,000,000 Preference Shares with a par value of $0.001 each. As of June 30, 2024, there were no Preference Shares issued and outstanding. The Preference Shares are non-voting and have a fixed 8% non-cumulative dividend right.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in actual Dollars, except per share data):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,300)	$—	$(12,300)	$—

Denominator:
Basic weighted average shares outstanding	4,803	—	2,439	—
Effect of dilutive shares	—	—	—	—
Diluted weighted average shares outstanding	4,803	—	2,439	—

Basic loss per share attributable to common stockholders	$(2.56)	$—	$(5.04)	$—

Diluted loss per share attributable to common stockholders	$(2.56)	$—	$(5.04)	$—

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares.

5. Subsequent Events

Combination with WestRock

Refer to Note 2. Transaction Agreement and Combination with WestRock, for details of the Combination which closed on July 5, 2024.

Issuance of Preference Shares

On July 2, 2024, the Company issued 10,000 shares of the Preference Shares in consideration for services previously provided by the Company’s legal advisors in connection with its re-registration as an Irish public limited company.

Re-designation of Ordinary Shares

On July 5, 2024, as part of Smurfit Westrock’s amendments to its Articles of Incorporation and Bylaws, the 25,000 issued ordinary shares of €1.00 each were re-designated as €25,000 Euro deferred ordinary shares of €1.00 each.

Prepayment and Cancellation of Subsidiary Debt

On July 5, 2024, Smurfit Kappa, a subsidiary of the Company subsequent to the Combination, cancelled its €1,350 million revolving credit facility. There were no early termination penalties incurred as a result of the termination of the revolving credit facility. Additionally, on July 5, 2024, Smurfit Kappa, in exchange for an intercompany loan with WestRock, a subsidiary of the Company, funded the prepayment and cancellation of the $750 million delayed draw term loan agreement as held by WestRock at that date.

Guarantee of Indebtedness

On July 5, 2024, in connection with the Combination, Smurfit Westrock entered supplemental indentures to become a guarantor of various outstanding debt securities issued by subsidiaries of Smurfit Kappa and WestRock. Also on July 5, 2024, (i) Smurfit Westrock entered an accession letter to became a guarantor under the New Credit Agreement, as amended, by and among Smurfit Kappa, as guarantor, certain subsidiaries of Smurfit Kappa, as borrowers or guarantors, WestRock and certain of its subsidiaries, as guarantors, and the lenders thereto, (ii) Smurfit Westrock entered a joinder agreement to become a guarantor under the term loan credit agreement with CoBank, ACB, as administrative agent, as amended and restated, by and among WestRock, as guarantor, certain of its subsidiaries, as borrowers or guarantors, and the lenders thereto, and (iii) Smurfit Westrock entered an omnibus amendment to become the performance guarantor under the Eighth Amended and Restated Credit and Security Agreement, as amended, and Sixth Amended and Restated Receivables Sale Agreement, as amended, by and among WestRock, certain of its subsidiaries, and the lenders thereto.

Dividend Approval

Following approval on July 24, 2024 by the High Court of Ireland of a capital reduction in accordance with Part 3 of the Companies Act 2014, on July 26, 2024, Smurfit Westrock announced that the Board approved a quarterly dividend of $0.3025 per share on its ordinary shares. The quarterly dividend of $0.3025 per ordinary share is payable September 18, 2024 to shareholders of record at the close of business on August 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (file number 333-278185), as amended (as supplemented by the prospectus filed with the SEC on April 26, 2024, the “Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and re-registered as an Irish public limited company and renamed Smurfit Westrock plc (the “Company” or “Smurfit Westrock”), to register ordinary shares of $0.001 each in the capital of Smurfit Westrock (the “Smurfit Westrock Shares”) to be issued to the holders of shares of common stock of WestRock Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger Sub”) pursuant to which (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of Ireland (as amended) and (ii) Merger Sub merged with and into WestRock, (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The Combination closed on July 5, 2024, subsequent to the fiscal quarter ended June 30, 2024 (the fiscal quarter to which this Quarterly Report on Form 10-Q relates).

The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s Consolidated Financial Statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and their related notes for the fiscal year ended December 31, 2023 that were incorporated within the Registration Statement. This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below and elsewhere in this Quarterly Report on Form 10-Q. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, Smurfit Westrock and “the Company” refer to the business of Smurfit Westrock and its wholly-owned subsidiaries, which prior to June 30, 2024, did not include Smurfit Kappa Group plc or WestRock Company when referring to the periods prior to the closing of the Combination, and refer to the combined company (Smurfit Westrock) when referring to the periods after the Combination.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of Smurfit Westrock, the expected benefits of the completed Combination (including, but not limited to, synergies), and any other statements regarding the Company’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Statements that are not historical facts, including statements about the beliefs and expectations of the management of the Company, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”, “aims”, “considered”, “likely”, “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur. Actual results may differ materially from the current expectations of the Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination.

Important factors that could cause actual results to differ materially from such plans, estimates or expectations include: developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; risks related to international sales and operations; the Company’s ability to respond to changing customer preferences and to protect intellectual property; results and impacts of acquisitions by the Company; the amount and timing of the Company’s capital expenditures; evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United Kingdom, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (such as the COVID-19 pandemic), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, US or UK administrations; the ability of the Company to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic; the impact of public health crises, such as pandemics (including the COVID-19 pandemic) and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets; the potential impairment of assets and goodwill; the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure; actions by third parties, including government agencies; the Company’s ability to achieve the synergies and value creation contemplated by the Combination; the availability of sufficient cash to distribute dividends to the Company’s shareholders in line with current expectations; the Company’s ability to promptly and effectively integrate Smurfit Kappa’s and WestRock’s businesses; the Company’s ability to successfully implement strategic transformation initiatives; the Company’s significant levels of indebtedness; the impact of the Combination on the Company’s credit ratings; legal proceedings instituted against the Company; the Company’s ability to retain or hire key personnel; the Company’s ability to meet expectations regarding the accounting and tax treatments of the Combination, including the risk that the Internal Revenue Service may assert that the Company should be treated as a US corporation or be subject to certain unfavorable US federal income tax rules under Section 7874 of the Internal Revenue Code of 1986, as amended, as a result of the Combination; other factors such as future market conditions, currency fluctuations, the behavior of other market participants, the actions of regulators and other factors such as changes in the political, social and regulatory framework in which the Company’s group operates or in economic or technological trends or conditions, and other risk factors included in the Company’s filings with the Securities and Exchange Commission.

Neither the Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations (including under the UK Listing Rules, the Disclosure Guidance and Transparency Rules, the UK Market Abuse Regulation and other applicable regulations), the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Smurfit Westrock (formerly known as Cepheidway Limited and Smurfit WestRock Limited) is a company limited by shares that was incorporated in Ireland on July 6, 2017. In December 2023, the Company changed its legal name from Cepheidway Limited to Smurfit WestRock Limited and then on June 18, 2024 it re-registered as an Irish public limited company and renamed Smurfit Westrock plc.

Other than activities related to its formation and the combination with WestRock, the Company has not conducted any operations since its incorporation.

Transaction Agreement and Combination with WestRock

On September 12, 2023, Smurfit Kappa and WestRock announced they had entered into the Transaction Agreement. On July 5, 2024, pursuant to the Transaction Agreement between Smurfit Kappa, WestRock, Smurfit Westrock and Merger Sub: (i) Smurfit Westrock acquired Smurfit Kappa via the Scheme under the Companies Act 2014 of Ireland (as amended) (the “Smurfit Kappa Share Exchange”), and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger,” and together with the Smurfit Kappa Share Exchange, the “Combination”).

Pursuant to the Transaction Agreement, each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). On July 5, 2024, pursuant to a High Court-ordered transfer scheme of arrangement, the Company issued 261,094,836 ordinary shares to the former shareholders of Smurfit Kappa in exchange for shares in Smurfit Kappa. The Scheme is not a business combination under GAAP and does not give rise to any goodwill or change in accounting basis.

Each share of common stock, par value $0.01 per share, of WestRock (the “WestRock Common Stock”), was converted into the right to receive one Smurfit Westrock Share and $5.00 in cash (the “Merger Consideration”) for an aggregate cash consideration of $1,291 million. On July 5, 2024, the Company issued 258,228,403 shares to the former shareholders of WestRock in exchange for the net assets of WestRock acquired through the Merger. Smurfit Kappa, not Smurfit Westrock, is the accounting acquirer of WestRock under GAAP.

Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately 50.4% and WestRock shareholders owning approximately 49.6%. Prior to the closing of the Combination, Smurfit Westrock had no operations other than activities related to its formation and in anticipation of the combination with WestRock.

Results of Operations

Other than activities related to its formation and the anticipated combination with WestRock, the Company had no historical operations since inception and prior to the completion of the Combination. The Company did not generate revenue for the three months or six months ended June 30, 2024, or 2023, respectively. The Company generated a net loss of $12,300 for the three months and six months ended June 30, 2024, due to the incurrence of professional fees related to its re-registration as an Irish public limited company. The Company did not generate net income/(loss) for the three or six months ended June 30, 2023. Total comprehensive (loss)/income was $(12,498) and $0 for the three months ended June 30, 2024, and 2023 respectively and was $(12,501) and $2 for the six months ended June 30, 2024, and 2023 respectively, which related to its net loss and foreign currency translation (loss)/gain on cash holdings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity to date have been capital contributions by its stockholders. As of June 30, 2024, the Company’s total assets, which consisted of cash and cash equivalents, were $26,762. The Company has not generated cash flows from operations, investing, or financing activities since inception other than for activities related to its formation and for the issuance of common stock. Smurfit Westrock did not have any liquidity and capital requirements or capital commitments prior to the close of the Combination. Subsequent to the completion of the Combination, management believes that the Company will be able to fund current and foreseeable liquidity needs with cash on hand and cash generated from operations.

Off Balance Sheet Arrangements

As of June 30, 2024, Smurfit Westrock does not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in “Note 1 Description of Business and Summary of Significant Accounting Policies” of the notes to the Consolidated Financial Statements of the Company included in the Registration Statement. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. There have been no material changes during the six months ended June 30, 2024, to the Company’s significant accounting policies and estimates disclosed in the Registration Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates and commodity prices. Other than activities related to its formation and the combination with WestRock, the Company has not conducted any operations during the three months or six months ended June 30, 2024, or June 30, 2023. The Company’s exposure to foreign exchange rate risk relates to the translation of its euro denominated cash balance to its reporting currency of U.S. dollar. Changes in the carrying value of the euro denominated cash balance related to fluctuations in euro/U.S. dollar exchange rates are recognized within “Foreign currency translation (loss) /gain,” a component of Accumulated Other Comprehensive Loss. The foreign currency translation loss recognized was $198 and $0 in the three months ended June 30, 2024, and 2023 respectively and was $201 in the six months ended June 30, 2024. A foreign currency translation gain of $2 was recognized in the six months ended June 30, 2023.

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

There has been no change in Smurfit Westrock’s internal controls over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2024 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, in connection with the Combination, two lawsuits are pending that were filed by purported stockholders of WestRock challenging the sufficiency of the disclosures that have been made in connection therewith in the definitive proxy statement that WestRock filed with the SEC on April 26, 2024 (the “proxy statement/prospectus”): Robert Scott v. WestRock Company et al., No. 652627/2024 (N.Y.S.), filed on May 21, 2024, and Richard McDaniel v. WestRock Company et al., No. 652638/2024 (N.Y.S.), filed on May 22, 2024. Both complaints, which name WestRock and its directors as defendants, allege state law claims for breach of fiduciary duty. Due to the early stage of this proceeding, the Company cannot predict the outcomes of these matters and cannot reasonably estimate the potential range of loss, if any.

Item 1A. Risk Factors

You should carefully consider the “Risk Factors” discussed in the Registration Statement under sections “—Risks Related to the Combination,” “—Risks Relating to Smurfit WestRock Following the Combination,” “—Risks Relating to Smurfit Kappa’s Business,” “—Risks Relating to Tax Matters,” and “—Risks Relating to Ownership of Smurfit WestRock Shares,” and risks that are described in the section entitled “Risk Factors” in WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which sections are incorporated herein by reference. If any of those factors were to occur, they could materially adversely affect our business, financial position, and/or results of operation, and could cause our actual results to differ materially from those contained in or implied by any forward-looking statements. We are aware of no material changes to the Risk Factors discussed in our Registration Statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.1

2015 Indenture, by and among SKA, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of February 16, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.2

First Supplemental Indenture to 2015 Indenture, by and among SKA, the Smurfit Bond Debt New Guarantors and Deutsche Trustee Company Limited, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.3

2018 Indenture, by and among SKA, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of June 28, 2018 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.4

First Supplemental Indenture to 2018 Indenture, by and among SKA, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of February 4, 2019 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.5

Second Supplemental Indenture to 2018 Indenture, by and among SKA, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of October 5, 2023 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.6

Third Supplemental Indenture to 2018 Indenture, by and among SKA, the Smurfit Bond Debt New Guarantors and Deutsche Trustee Company Limited, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.7

SKT DAC Indenture, by and among SKT DAC, the guarantors party thereto and The Bank of New York Mellon, as Trustee, dated as of November 15, 1995 (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.8

First Supplemental Indenture to SKT DAC Indenture, by and among SKT DAC, the subsidiary guarantors party thereto, the Smurfit Bond Debt New Guarantors and The Bank of New York Mellon, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.9

2019 Indenture, by and among SKT, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of September 16, 2019 (incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.10

First Supplemental Indenture to 2019 Indenture, by and among SKT, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of October 5, 2023 (incorporated by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.11

Second Supplemental Indenture to 2019 Indenture, by and among SKT, the Smurfit Bond Debt New Guarantors and Deutsche Trustee Company Limited, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.11 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.12

2021 Indenture, by and among SKT, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of September 22, 2021 (incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.13

First Supplemental Indenture to 2021 Indenture, by and among SKT, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of October 5, 2023 (incorporated by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.14

Second Supplemental Indenture to 2021 Indenture, by and among SKT, the Smurfit Bond Debt New Guarantors, and Deutsche Trustee Company Limited, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.15

2024 Indenture, by and among SKT, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, dated as of April 3, 2024 (incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.16

First Supplemental Indenture to 2024 Indenture, by and among SKT, the Smurfit Bond Debt New Guarantors, and Deutsche Bank Trust Company Americas, as Trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.17

Indenture, dated August 24, 2017, by and among WRKCo, MWV, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on August 24, 2017).

4.18

First Supplemental Indenture, dated August 24, 2017, by and among WRKCo, MWV, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the $500 million aggregate principal amount of 3.000% senior notes due 2024 and $500 million aggregate principal amount of 3.375% senior notes due 2027 of WestRock (incorporated by reference to Exhibit 4.2 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on August 24, 2017).

4.19

Second Supplemental Indenture, dated as of March 6, 2018, by and among WRKCo, MWV, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the $600 million aggregate principal amount of 3.750% senior notes due 2025 and $600 million aggregate principal amount of 4.000% senior notes due 2028 of WestRock (incorporated by reference to Exhibit 4.1 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on March 6, 2018).

4.20

Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among WRKCo, WestRock RKT Company, MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on November 5, 2018).

4.21

Fourth Supplemental Indenture, dated as of September 22, 2023, to the Indenture dated as of August 24, 2017, among WRKCo, WestRock, WestRock RKT Company, MWV and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1(e) to WestRock’s Annual Report on Form 10-K (File No. 001-38736) filed with the Securities and Exchange Commission on November 17, 2023).

4.22

Fifth Supplemental Indenture, dated as of September 26, 2023, to the Indenture dated as of August 24, 2017, between WRKCo and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1(f) to WestRock’s Annual Report on Form 10-K (File No. 001-38736) filed with the Securities and Exchange Commission on November 17, 2023).

4.23

Sixth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of August 24, 2017, among WRKCo, WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.23 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.24

Indenture, dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.25

First Supplemental Indenture, dated as of December 3, 2018, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.26

Second Supplemental Indenture, dated as of May 20, 2019, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on May 20, 2019).

4.27

Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on June 3, 2020).

4.28

Fourth Supplemental Indenture, dated as of September 26, 2023, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1(e) of WestRock’s Annual Report on Form 10-K filed on November 17, 2023).

4.29

Fifth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of December 3, 2018, among WRKCo, WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.29 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.30

Form of Indenture, dated as of March 1, 1983, between MWV (formerly Westvaco Corporation) and The Bank of New York (formerly Irving Trust Company), as Trustee (incorporated by reference to Exhibit 2 of Westvaco Corporation’s Registration Statement on Form 8-A filed on January 24, 1984).

4.31

First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of March 1, 1983, by and among MWV (as successor-in-interest to Westvaco Corporation and The Mead Corporation) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on February 1, 2002).

4.32

Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of March 1, 1983, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on January 7, 2003).

4.33

Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of March 1, 1983, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of WRKCo’s Current Report on Form 8-K filed on July 2, 2015).

4.34

Fourth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of March 1, 1983, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of WRKCo’s Current Report on Form 8-K filed on November 5, 2018).

4.35

Fifth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of March 1, 1983, among MWV, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.35 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.36

Indenture, dated as of February 1, 1993, between MWV (as successor-in-interest to The Mead Corporation) and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.vv of MeadWestvaco Corporation’s Annual Report on Form 10-K for the period ended December 31, 2001).

4.37

First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of February 1, 1993, between The Mead Corporation, MWV (as successor-in-interest to MeadWestvaco Corporation and Westvaco Corporation) and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.3 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on February 1, 2002).

4.38

Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between MW Custom Papers, Inc. and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.4 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on January 7, 2003).

4.39

Third Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between MWV (as successor-in-interest to MeadWestvaco Corporation) and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.5 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on January 7, 2003).

4.40

Fourth Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 1, 1993, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WRKCo’s Current Report on Form 8-K filed on July 2, 2015).

4.41

Fifth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of February 1, 1993, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WRKCo’s Current Report on Form 8-K filed on November 5, 2018).

4.42

Sixth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of February 1, 1993, among MWV, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.42 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.43

Indenture, dated as of April 2, 2002, by and among MWV (as successor-in-interest to MeadWestvaco Corporation, Westvaco Corporation and The Mead Corporation) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) of MeadWestvaco Corporation’s Current Report on Form 8-K filed on April 2, 2002).

4.44

First Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of April 2, 2002, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WRKCo’s Current Report on Form 8-K filed on July 2, 2015).

4.45

Second Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of April 2, 2002, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WRKCo’s Current Report on Form 8-K filed on November 5, 2018).

4.46

Third Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of April 2, 2002, among MWV, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.46 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.3

New Credit Agreement, dated as of June 28, 2024, by and among Smurfit Kappa, as guarantor, Smurfit Kappa Investments Limited, as obligor’s agent and guarantor, SKT, as borrower (with respect to the New Credit Agreement) and guarantor, and SKA, as borrower and guarantor, and certain other subsidiaries of Smurfit Kappa from time to time party thereto as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.4	Accession Letter, dated as of July 2, 2024, between Smurfit US Holdings and SKI (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.5	Accession Letter, dated as of July 2, 2024, between WestRock and SKI (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.6	Accession Letter, dated as of July 2, 2024, between WRKCo and SKI (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.7	Accession Letter, dated as of July 2, 2024, between MWV and SKI (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.8	Accession Letter, dated as of July 2, 2024, between WestRock RKT, LLC and SKI (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.9	Accession Letter, dated as of July 2, 2024, between Smurfit Westrock and SKI (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.10

Second CoBank Amendment, dated as of July 1, 2024, by and among WestRock, the CoBank Credit Facility Borrower and certain other subsidiaries of WestRock from time to time party thereto, Smurfit Westrock, Smurfit Kappa and certain subsidiaries of Smurfit Kappa, as guarantors, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.11

Form of Amended and Restated Dealer Agreement, dated as of July 5, 2024, among WRKCo, the New Guarantors and the Dealer party thereto (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.12	Smurfit Westrock 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.13	Smurfit Westrock Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.14	Smurfit Westrock Executive Severance Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.15

Service Contract between Smurfit Kappa Services Limited and Ken Bowles, dated July 5, 2024 (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.16

Service Contract between Smurfit Kappa Services Limited and Anthony Smurfit, dated July 5, 2024 (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.17

Service Contract between Smurfit Kappa Italia S.p.A. and Saverio Mayer, dated July 5, 2024 (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.18	Offer Letter between Smurfit Westrock and Laurent Sellier, dated July 5, 2024 (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.19	Offer Letter between Smurfit Westrock and Jairo Lorenzatto, dated July 5, 2024 (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Smurfit Westrock plc

Dated: August 9, 2024		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President and Group Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2024		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President and Group Chief Financial Officer
(Principal Financial Officer)