Form 10-Q
period 2024-09-30
Smurfit Westrock plc
filed 2024-11-08
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-42161
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
As of November 5, 2024, the registrant had 520,156,112 ordinary shares, nominal value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE
On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration
Statement on Form S-4 (file number 333-278185), as amended (as supplemented by the prospectus filed with the SEC on April 26,
2024, the “Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and re-registered as an
Irish public limited company and renamed Smurfit Westrock plc (the “Company” or “Smurfit Westrock”), to register ordinary shares of $0.001 each in the capital of Smurfit Westrock (the “Smurfit Westrock Shares”) to be issued to the holders of shares of common stock of WestRock Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction
Agreement”), among Smurfit Westrock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger
Sub”) pursuant to which (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act
2014 of Ireland (as amended) and (ii) Merger Sub merged with and into WestRock, (the “Merger” and, together with the Smurfit
Kappa Share Exchange, the “Combination”). The Combination closed on July 5, 2024. A detailed description of the terms of the
Combination is included in the Registration Statement. Upon the completion of the Combination on July 5, 2024, Smurfit Kappa and
WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately
50.3% and WestRock shareholders owning approximately 49.7%. Prior to the closing of the Combination, Smurfit Westrock had no operations other than activities related to its formation and the Combination. Smurfit Kappa was determined to be the accounting acquirer in the Combination; therefore, the historical Consolidated Financial Statements of Smurfit Kappa for periods prior to the
Combination are presented as the historical financial statements of the Company. Unless the context otherwise requires, Smurfit
Westrock and “the Company” refer to the business and operations of Smurfit Kappa and its wholly-owned subsidiaries, which prior to
July 5, 2024, did not include WestRock, when referring to the periods prior to the closing of the Combination, and refer to the combined company (Smurfit Westrock, including, among others, its subsidiaries Smurfit Kappa and WestRock) when referring to the periods after the Combination.
This Quarterly Report on Form 10-Q is being filed with respect to the interim period ended September 30, 2024.
Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock following the Combination, except as expressly provided herein. For prior periods, including the first five days of July 2024, the disclosures herein reflect the financials of Smurfit Kappa, except as expressly provided herein.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents, including restricted cash (amounts related to consolidated variable interest entities of $3 million and $3 million at September 30, 2024 and December 31, 2023, respectively)	$951	$1,000
Accounts receivable (amounts related to consolidated variable interest entities of $823 million and $816 million at September 30, 2024 and December 31, 2023, respectively)	4,613	1,806
Inventories	3,585	1,203
Other current assets	1,396	561
Total current assets	10,545	4,570
Property, plant and equipment, net	23,206	5,791
Goodwill	7,215	2,842
Intangibles, net	1,094	218
Prepaid pension asset	615	29
Other non-current assets (amounts related to consolidated variable interest entities of $390 million and $— million at September 30, 2024 and December 31, 2023, respectively)	2,354	601
Total assets	$45,029	$14,051

Liabilities and Equity
Current liabilities:
Accounts payable	$3,357	$1,728
Accrued expenses	813	278
Accrued compensation and benefits	954	438
Current portion of debt	745	78
Other current liabilities	1,257	484
Total current liabilities	7,126	3,006
Non-current debt due after one year (amounts related to consolidated variable interest entities of $337 million and $20 million at September 30, 2024 and December 31, 2023, respectively)	13,174	3,669
Deferred tax liabilities	3,682	280
Pension liabilities and other postretirement benefits, net of current portion	788	537
Other non-current liabilities (amounts related to consolidated variable interest entities of $334 million and $— at September 30, 2024 and December 31, 2023, respectively)	2,267	385
Total liabilities	27,037	7,877
Commitments and Contingencies (Note 17)
Equity:
Preferred stock; $0.001 par value; 500,000,000 and Nil shares authorized; 10,000 shares and Nil outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.001 par value; 9,500,000,000 and 9,910,931,085 shares authorized; 520,056,084 and 260,354,342 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1	—
Deferred shares, €1 par value; 25,000 shares and 25,000 shares authorized; 25,000 and 100 shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (2,037,589, and 1,907,129 common stock at September 30, 2024 and December 31, 2023 respectively)	(93)	(91)
Capital in excess of par value	15,890	3,575
Accumulated other comprehensive loss	(1,011)	(847)
Retained earnings	3,178	3,521
Total stockholders’ equity	17,965	6,158
Noncontrolling interests	27	16
Total equity	17,992	6,174
Total liabilities and equity	$45,029	$14,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$7,671	$2,915	$13,570	$9,231
Cost of goods sold	(6,321)	(2,173)	(10,817)	(6,878)
Gross profit	1,350	742	2,753	2,353
Selling, general and administrative expenses	(1,028)	(371)	(1,797)	(1,144)
Transaction and integration-related expenses associated with the Combination	(267)	(17)	(350)	(17)
Operating profit	55	354	606	1,192
Pension and other postretirement non-service benefit (expense), net	8	(9)	(31)	(29)
Interest expense, net	(167)	(39)	(225)	(109)
Other expense, net	(13)	(4)	(13)	(19)
(Loss) income before income taxes	(117)	302	337	1,035
Income tax expense	(33)	(73)	(164)	(258)
Net (loss) income	(150)	229	173	777
Less: Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(150)	$229	$173	$777

Basic (loss) earnings per share attributable to common stockholders	$(0.30)	$0.89	$0.51	$3.01

Diluted (loss) earnings per share attributable to common stockholders	$(0.30)	$0.88	$0.50	$3.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(150)	$229	$173	$777
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	86	(139)	(181)	119
Defined benefit pension and other postretirement benefit plans adjustments	(26)	25	14	11
Derivatives:
Deferred gain recognized on cash flow hedges	—	7	3	3
Other comprehensive income (loss), net of tax	60	(107)	(164)	133
Comprehensive (loss) income	(90)	122	9	910
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	—	—
Comprehensive (loss) income attributable to common stockholders	$(90)	$122	$9	$910

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions, except share and per share data)

	Nine months ended
	September 30,
	2024	2023
Operating activities:
Net income	$173	$777
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	872	430
Cash surrender value increase in excess of premiums paid	(14)	—
Share-based compensation expense	154	43
Deferred income tax benefit	(99)	(4)
Pension and other postretirement funding more than cost	(30)	(35)
Other	16	(4)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(422)	63
Inventories	120	161
Other assets	(31)	21
Accounts payable	(226)	(438)
Income taxes	34	(46)
Accrued liabilities and other	155	(20)
Net cash provided by operating activities	702	948
Investing activities:
Capital expenditures	(897)	(661)
Cash paid for purchase of businesses, net of cash acquired	(716)	(29)
Proceeds from corporate owned life insurance	2	—
Proceeds from sale of property, plant and equipment	15	11
Other	1	2
Net cash used for investing activities	(1,595)	(677)
Financing activities:
Additions to debt	3,127	77
Repayments of debt	(1,640)	(120)
Debt issuance costs	(44)	—
Revolving credit facilities repayments, net	(4)	(4)
Changes in commercial paper, net	(33)	—
Other debt additions, net	17	—
Repayments of lease liabilities	(12)	(2)
Tax paid in connection with shares withheld from employees	(21)	—
Purchases of treasury stock	(27)	(30)
Cash dividends paid to stockholders	(493)	(299)
Other	(1)	—
Net cash provided by (used for) financing activities	869	(378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(5)
Decrease in cash, cash equivalents and restricted cash	(49)	(112)
Cash, cash equivalents and restricted cash at beginning of period	1,000	841
Cash, cash equivalents and restricted cash at end of period	$951	$729
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the three months ended September 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest ("NCI")	Total
Balance at June 30, 2024(1)	261	$—	$3,580	$(93)	$3,509	$(1,071)	$5,925	$16	$5,941
Net loss	—	—	—	—	(150)	—	(150)	—	(150)
Other comprehensive income, net of tax	—	—	—	—	—	60	60	—	60
Share-based payments	—	—	119	—	—	—	119	—	119
Shares of Smurfit Westrock common stock issued to WestRock stockholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock RSUs and Options attributable to pre-Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	1	—	—	—	(21)	—	(21)	—	(21)
Dividends declared ($0.30 per share)(2)	—	—	2	—	(160)	—	(158)	—	(158)
Balance at September 30, 2024	520	$1	$15,890	$(93)	$3,178	$(1,011)	$17,965	$27	$17,992
The following table presents a summary of the changes in equity for the three months ended September 30, 2023:

	Shares of Common Stock	Common Stock	Capital in Excess of Par value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest ("NCI")	Total
Balance at June 30, 2023(1)	260	$—	$3,547	$(92)	$3,336	$(969)	$5,822	$15	$5,837
Net income	—	—	—	—	229	—	229	—	229
Other comprehensive loss, net of tax	—	—	—	—	—	(107)	(107)	—	(107)
Share-based payments	—	—	7	—	—	—	7	—	7
Shares distributed by Smurfit Kappa Employee Trust	—	—	(1)	1	—	—	—	—	—
Balance at September 30, 2023	260	$—	$3,553	$(91)	$3,565	$(1,076)	$5,951	$15	$5,966
(1) Pursuant to the Transaction Agreement, on July 5, 2024 each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). The exchange of shares is reflected retroactively to the earliest period presented.
(2)  Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the nine months ended September 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest ("NCI")	Total
Balance at December 31, 2023(1)	260	$—	$3,575	$(91)	$3,521	$(847)	$6,158	$16	$6,174
Net income	—	—	—	—	173	—	173	—	173
Other comprehensive loss, net of tax	—	—	—	—	—	(164)	(164)	—	(164)
Share-based payments	—	—	149	—	—	—	149	—	149
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Shares of Smurfit Westrock common stock issued to WestRock stockholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock RSUs and Options attributable to pre-Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	—	—	(21)	—	(21)	—	(21)
Dividends declared ($0.95 per share)(2)	—	—	2	—	(495)	—	(493)	—	(493)
Balance at September 30, 2024	520	$1	$15,890	$(93)	$3,178	$(1,011)	$17,965	$27	$17,992
(1) Pursuant to the Transaction Agreement, on July 5, 2024 each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). The exchange of shares is reflected retroactively to the earliest period presented.
(2) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the nine months ended September 30, 2023:

	Shares of Common Stock	Common Stock	Capital in Excess of Par value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest ("NCI")	Total
Balance at December 31, 2022(1)	259	$—	$3,528	$(78)	$3,087	$(1,209)	$5,328	$15	$5,343
Net income	—	—	—	—	777	—	777	—	777
Other comprehensive income, net of tax	—	—	—	—	—	133	133	—	133
Share-based payments	—	—	42	—	—	—	42	—	42
Issuance of common stock	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(30)	—	—	(30)	—	(30)
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Dividends declared ($1.15 per share)	—	—	—	—	(299)	—	(299)	—	(299)
Balance at September 30, 2023	260	$—	$3,553	$(91)	$3,565	$(1,076)	$5,951	$15	$5,966
(1) Pursuant to the Transaction Agreement, on July 5, 2024 each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). The exchange of shares is reflected retroactively to the earliest period presented.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies
1.1.  Description of Business
Unless the context otherwise requires, or unless indicated otherwise,“we”, “us”, “our”, “Smurfit Westrock” and “the Company” refer to the business of Smurfit Westrock plc, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.
Smurfit Westrock plc (formerly known as Cepheidway Limited and Smurfit WestRock Limited) is a company limited by shares that is incorporated in Ireland. On December 11, 2023, Smurfit Westrock changed its name to Smurfit WestRock Limited, and then on June
18, 2024, it re-registered as an Irish public limited company and was renamed Smurfit Westrock plc.
We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that enhance our customers’ prospects of success in their markets. Our team members support customers around the world from our operating and business locations in North America, South America, Europe,
Asia, Africa, and Australia.
Pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit
Kappa Group plc (“Smurfit Kappa”), WestRock Company ("WestRock") and Sun Merger Sub, LLC (“Merger Sub”) the following was completed (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of
Ireland (as amended) (the “Smurfit Kappa Share Exchange”) and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The
Combination closed on July 5, 2024 (the “Closing Date”). Upon the completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock.
1.2.  Basis of Presentation
Other than activities related to its formation and in anticipation of the Combination, Smurfit Westrock did not conduct any operations from its incorporation until completion of the Combination. Given the non-operational nature of Smurfit Westrock prior to the
Combination, the Smurfit Kappa Share Exchange is not considered a business combination and does not give rise to any goodwill or adjustments to accounting basis.
The consolidated financial statements of Smurfit Westrock following the Smurfit Kappa Share Exchange are a continuation of the financial statements of Smurfit Kappa. The comparative financial information presented in these Condensed Consolidated Financial
Statements reflect the pre-Combination carrying values of Smurfit Kappa with the legal share capital retroactively adjusted to reflect the legal capital of Smurfit Westrock as the successor after giving effect to the Smurfit Kappa Share Exchange.
The Merger is recognized as a business combination under Accounting Standards Codification (“ASC”) 805, “Business
Combinations” (“ASC 805”). Smurfit Kappa was determined to be the accounting acquirer of WestRock. Accordingly, the financial statements reflected in these Condensed Consolidated Financial Statements include WestRock's financial position and results of operations for the period subsequent to the completion of the Combination on July 5, 2024.
Refer to “Note 2. Acquisitions” for additional information related to the accounting for the Combination.
Following the completion of the Combination, we reassessed our reportable segments due to changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. Consequently, subsequent to the Combination, we began to manage the combined business as three reportable segments: (1) Europe, the Middle East and Africa (“MEA”), and Asia-Pacific (“APAC”), (2) North America, and (3) Latin
America (“LATAM”).

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.2.  Basis of Presentation - continued
As a result of the change in reportable segments, prior year amounts have been recast to conform to the current year presentation.
Throughout this Quarterly Report on Form 10-Q, amounts and activity reflect reclassifications related to the Company's change in reportable segments. The change in reportable segments had no impact on the Company’s Condensed Consolidated Balance Sheets,
Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income,
Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Equity previously reported. Refer to “Note 3. Segment Information”, for further discussion of the Company’s segment reporting structure.
We derived the Condensed Consolidated Balance Sheet as of December 31, 2023 from the audited Consolidated Financial Statements of Smurfit Kappa for the year ended December 31, 2023 (the “2023 Consolidated Financial Statements”) included in the Proxy
Statement/Prospectus of Smurfit Westrock dated April 26, 2024 (file number 333-278185). In the opinion of Smurfit Westrock’s management, all normal recurring adjustments necessary for the fair statement of the Consolidated Financial Statements have been included for the interim periods reported.
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.
(“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission
(“SEC”). Accordingly, they omit certain notes and other information from the 2023 Consolidated Financial Statements. Therefore, these interim financial statements should be read in conjunction with the 2023 Consolidated Financial Statements. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include fair value of acquired assets and assumed liabilities, goodwill impairment, income taxes and pension and other postretirement benefits. These estimates and assumptions are based on management’s judgment. Actual results may differ from those estimates, and the differences could be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the period in which the change in estimate occurs.
Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.
Following the Combination, certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include reclassifications within our segments, as described above. On completion of the Merger, as part of the harmonization of accounting policies, a disclosure reclassification of amounts previously classified as 'other postretirement benefit plans' took place with the plans now being classified and disclosed as 'defined benefit pension plans'. The prior year disclosure information in “Note 15.  Retirement Plans” has been updated to conform to the current year presentation.
1.3.  Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in “Note 1. Description of Business and
Summary of Significant Accounting Policies” in the 2023 Consolidated Financial Statements, other than updates to policies as a result of the Merger as described below.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.4.  Revenue Recognition
The Company's revenue is primarily derived from the sale of containerboard, corrugated containers and other paper-based packaging products. All revenue relates to revenue from contracts with customers. Contracts with customers include a single performance obligation to sell these products and do not generally contain multiple performance obligations.
We recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods, which coincides with the transfer of control of our goods to the customer upon delivery.
Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer specifications), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue over time. This results in revenue recognition prior to the date of shipment or title transfer for these products and results in the recognition of a contract asset (unbilled receivables) with a corresponding reduction in finished goods inventory on our Condensed Consolidated
Balance Sheets.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods and is derived primarily from fixed consideration. Certain contracts may also include variable consideration, typically in the form of volume-based rebates and early settlement discounts. If a contract with a customer includes variable consideration, we estimate the expected impact based on historical experience and net the provisions for volume-based rebates, early settlement discounts and other adjustments against our gross sales. We concluded this method is consistent with the most likely amount method under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) and allows us to make the best estimate of the consideration we will be entitled to from customers.
As permitted by ASC 606, we have elected to treat costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. We do not record interest income when the difference in timing of control transfer and customer payment is one year or less. No element of financing is deemed present as the sales are made with credit terms consistent with market practice and are in line with normal credit terms in the entities’ country of operation.
We also account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales.
1.5.  Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities
We estimate fair values in accordance with ASC 820 “Fair Value Measurement” (“ASC 820”). ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.
The hierarchy consists of:
•Level 1: fair value measurements represent exchange-traded securities, which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;
•Level 2: fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data; and
•Level 3: fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.5.  Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities - continued
Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities and non-current debt. With the exception of non-current debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair value of debt such as debentures and various notes are based on quoted market prices as of the balance sheet date.
The fair value of the revolving credit facility approximates its carrying value due to the nature of the repricing and interest based on variable rates.
Following the Combination, we have financial instruments recognized at fair value including supplemental retirement savings plans
(“Supplemental Plans”) that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities.  Assets and liabilities held in respect of these Supplemental Plans were $181 million and $168 million, respectively, as of September 30, 2024. We measure the fair value of our mutual fund investments based on quoted prices in active markets. Additionally, we measure our derivative contracts, if any, based on observable inputs such as interest rates, yield curves, spot and future commodity prices, and spot and future exchange rates.
We discuss fair values in more detail in “Note 10. Fair Value Measurement”.
1.6.  Supplier Finance Program Obligations
We maintain supplier finance programs whereby we have entered into payment processing agreements with certain financial institutions. These agreements allow participating suppliers to track payment obligations from Smurfit Westrock, and if voluntarily elected by the supplier, to sell payment obligations from Smurfit Westrock to financial institutions at a discounted price. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and we do not reimburse suppliers for any costs they incur for participation in the program. We have not pledged any assets as security or provided any guarantees as part of the programs. We have no economic interest in our suppliers’ decisions to participate in the programs. Our responsibility is limited to making payment in full to the respective financial institution according to the terms originally negotiated with the supplier, which generally do not exceed 120 days. Smurfit Westrock or the financial institutions may terminate the agreements upon 30 or 90 days’ notice.
Following the Combination, we assumed outstanding payment obligations to financial institutions and the outstanding payment obligations under these programs were $432 million as of September 30, 2024. These obligations are classified as accounts payable within the Condensed Consolidated Balance Sheets.
1.7.  New Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment
Disclosures.” This ASU requires an entity to disclose incremental segment information, including enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual reporting periods beginning after December 15,
2023 and for interim periods beginning after December 15, 2024. Adoption is a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its Consolidated
Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This
ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition.
Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its
Consolidated Financial Statements.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions
As referred to in “Note 1. Description of Business and Summary of Significant Accounting Policies - Description of the Business”, on
September 12, 2023, Smurfit Kappa and WestRock, a public company incorporated in Delaware, announced they had reached a definitive agreement on the terms of a proposed combination.
The Combination closed on July 5, 2024. Pursuant to the Transaction Agreement, on the Closing Date each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”) and, in exchange for the net assets of WestRock acquired through the
Merger, each share of common stock, par value $0.01 per share, of WestRock (the “WestRock Common Stock”), was converted into the right to receive one Smurfit Westrock Share and $5.00 in cash (the “Merger Consideration”) for an aggregate cash consideration of
$1,291 million (the “Cash Consideration”) and issuance of 258,228,403 shares to WestRock shareholders.
Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately 50.3% and WestRock shareholders owning approximately 49.7%.
The Company expects the Combination to result in a global leadership position in sustainable packaging, characterized by quality, product, and geographic diversity.
In connection with the Combination, on April 3, 2024, Smurfit Kappa Treasury (a wholly owned subsidiary of Smurfit Westrock plc)
completed an offering in the aggregate principal amount of $2,750 million of senior unsecured notes in three series, comprised of the following: $750 million aggregate principal amount of 5.200% senior notes due 2030 (the “2030 Notes”), $1,000 million aggregate principal amount of 5.438% senior notes due 2034 (the “2034 Notes”) and $1,000 million aggregate principal amount of 5.777%
senior notes due 2054 (the “2054 Notes” and, together with the 2030 Notes and 2034 Notes, the “Notes” or the “Financing”) (such offering, the “Notes Offering”). A portion of the net proceeds of the Notes Offering was used to finance the Cash Consideration, fees, commissions, costs and expenses payable in connection with the Combination.
Merger Consideration
The following table summarizes the components of the aggregate Merger Consideration. The amounts are calculated by reference to
Smurfit Kappa’s share price of £36.56 on the Closing Date, translated to U.S. dollars using the closing exchange rate as of that date.

Cash paid for outstanding WestRock Stock (a)	$1,291
Smurfit Westrock Shares issued to WestRock Stockholders (b)	12,098
Converted WestRock Options and WestRock RSU Awards attributable to pre-Combination service (c)	101
Settlement of pre-existing relationships, trade and other payable and receivable balances with WestRock (d)	(29)
Aggregate Merger Consideration	$13,461
(a) The cash component of the aggregate Merger Consideration is based on 258,228,403 shares of WestRock Stock multiplied by the Cash Consideration of $5.00 per WestRock share.
(b)  Value of Smurfit Westrock Shares issued is based on 258,228,403 shares of outstanding WestRock Stock resulting in the issue of 258,228,403 Smurfit Westrock Shares at the closing share price of
£36.56 on July 5, 2024, translated to U.S. dollars using the closing exchange rate of £1 to $1.2815 as of that date.
(c)  Consideration for WestRock Options and WestRock restricted stock unit (“ RSU”) Awards replaced with Smurfit Westrock equity awards with similar terms, and the amount represents the consideration for their replacement. A portion of the fair value of Smurfit Westrock equity awards issued represents consideration transferred, while the remaining portion represents the post-Combination compensation expense based on the vesting terms of the converted awards. Also included, is the Merger Consideration in respect of WestRock Director RSU Awards, settled options held by former
WestRock employees and vested and unreleased RSU awards all of  which converted into WestRock Stock immediately prior to the Closing Date.
(d)  Component of Merger Consideration in respect of the settlement for no gain or loss of trade and other receivable and payable balances with WestRock as of the date of the Merger. The Merger
Consideration has been increased by the amount of the settled Smurfit Kappa receivable of $3 million in respect of sales to WestRock and has been reduced to account for the effective settlement of accounts payable of $32 million in respect of trade and other purchases from WestRock. The WestRock receivable and payable in respect of these inter-company transactions were not recognized as an acquired asset or assumed liability.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Preliminary Purchase Price Allocation
Smurfit Westrock management determined that Smurfit Kappa is the accounting acquirer in the Merger, which is accounted for under the acquisition method of accounting for business combinations in accordance with ASC 805.
The preliminary allocation of the purchase price with respect to the Merger is based upon management’s estimates of and assumptions related to the fair values of WestRock assets acquired and liabilities assumed as of the Closing Date using currently available information. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill.
The purchase price allocation for the Merger is preliminary and is subject to revision as additional information about the acquisition-
date fair value of assets and liabilities becomes available. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates during the measurement period
(a period not to exceed 12 months from the Closing Date). Smurfit Westrock will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and will finalize the accounting for the Merger within the measurement period.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred is presented in the table below:

Identifiable net assets:
Cash and cash equivalents	$603
Accounts receivable	2,374
Inventories	2,504
Other current assets	825
Property, plant and equipment	17,567
Intangibles	922
Prepaid pension asset	558
Other non-current assets	1,765
Accounts payable	(2,018)
Accrued compensation and benefits	(447)
Current portion of debt	(1,285)
Other current liabilities	(1,123)
Non-current debt due after one year	(7,438)
Deferred tax liabilities	(3,523)
Pension liabilities and other postretirement benefits, net of current portion	(299)
Other non-current liabilities	(1,872)
Noncontrolling interests	(11)
Identifiable net assets acquired as of July 5, 2024	9,102
Goodwill arising on Merger	4,359
Aggregate Merger Consideration	$13,461
The goodwill arising from the Merger is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Merger. Of the total goodwill recognized on the Merger, $3,990 million was allocated to the North American segment, $207 million was allocated to the LATAM segment and $162 million was allocated to the Europe, MEA and APAC segment. Of the total goodwill recognized, $187 million is estimated to be deductible for tax purposes.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
The fair value of the assets acquired includes accounts receivable of $2,374 million that are not purchased financial assets with credit deterioration. The gross amount due under contracts was $2,429 million of which $55 million was expected to be uncollectible.
Acquired other non-current assets includes a sales-type lease receivable and notes receivable with an aggregate fair value of $85 million. The gross amount due under contracts was $107 million, $22 million of which was expected to be uncollectible.
The preliminary fair values of intangible assets were generally determined using income-based methods. The income method used for customer relationship intangibles is the multi-period excess earnings method based on forecasts of the expected future cash flows attributable to those assets. The relief from royalty method which the Company has used for the valuation of trade name and certain technology intangibles, estimates fair value by reference to the royalties saved through ownership of the trade name rather than paying a rent or royalty for its use. The fair value of certain technology-based intangibles was determined using a cost savings approach that measures the value of an asset by estimating the cost savings achieved through owning the asset.
Significant estimates and assumptions inherent in the valuations reflect consideration of other market participants, the amount and timing of future cash flows (including expected growth rates, discount rates, cost savings and profitability), royalty rates used in the relief from royalty method, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions used to calculate the fair values of acquired intangible assets.
Preliminary identifiable intangible assets are presented in the following table:

	Preliminary Fair Value	Weighted Average Useful Lives (in years)
Preliminary fair value of intangible assets acquired:
Customer relationships	$417	10
Trade names and trademarks	228	10
Developed technology	179	12
Software assets	94	5
Land use rights	4	22
Intangible assets acquired	$922	10
The Company incurred transaction-related expenses associated with the Combination of $128 million and $211 million for the three and nine months ended September 30, 2024, respectively ($17 million for the three and nine months ended September 30, 2023).
These costs were associated primarily with legal and other professional services and were recorded in transaction and integration-
related expenses associated with the Combination.
Following the Combination, Smurfit Kappa funded the prepayment and cancellation of WestRock’s credit agreement with an outstanding amount of $750 million ("Delayed Draw Term Facility"). Waivers from lenders removing change in control provisions had previously been received for this loan facility. The outstanding balance of the facility as of July 5, 2024 was recognized as an assumed liability. The repayment did not form part of Merger Consideration. The repayment of the principal ($750 million) has been presented as a financing cash outflow with the payment of accrued interest ($1 million) reflected within operating activities, each in the Condensed Consolidated Statement of Cash Flows.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Outstanding WestRock Stock Based Compensation Awards
In connection with the Combination, outstanding WestRock RSU Awards (other than director RSUs) for current employees were replaced with Smurfit Westrock RSU Awards and a cash award equal to $5.00 per share, both of which will vest over the same requisite service period as the original awards. Director RSUs were fully vested upon the change in control and settled shortly thereafter in July 2024. Outstanding WestRock performance stock units ("PSUs") were converted at the higher of target or the average actual performance of the last three years prior to the Merger and replaced with Smurfit Westrock RSU Awards and a cash award equal to $5.00 per share, both of which will vest over the same requisite service period as the original awards. The outstanding
WestRock stock options and their exercise prices were converted using an exchange ratio based on the volume weighted average price of Smurfit Kappa shares for a ten day period prior to the close of the Merger and replaced with Smurfit Westrock stock options with the same terms and conditions as the original awards. Outstanding WestRock stock options for former employees were settled in connection with the acquisition. The Merger Consideration includes $101 million related to WestRock awards that were settled or replaced in connection with the acquisition. Compensation expense of $21 million was recognized immediately post-acquisition and
$162 million of compensation expense will be recognized over the remaining service period of up to three years. In addition during the quarter ended September 30, 2024, $44 million of stock compensation expense was recognized in respect of “dual trigger” awards to certain executives, which accelerated vesting upon (i) a change in control and (ii) involuntary termination or a termination for good reason following a change in control.
WestRock Net Sales and Earnings
WestRock contributed net sales of $4,684 million and net loss of $132 million to the consolidated results of Smurfit Westrock for the period from completion of the Merger to September 30, 2024.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the three and nine months ended September 30, 2024 and 2023, as if the Merger had occurred on January 1, 2023.

	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Net sales	$7,931	$7,925	$23,381	$24,688
Net income (loss) attributable to common stockholders	$33	$324	$527	$(1,486)
The unaudited pro forma combined financial information above is based on the historical financial statements of Smurfit Kappa,
WestRock, and Smurfit Westrock, and is not indicative of the results of operations that would have been achieved if the Merger had occurred on January 1, 2023, nor is it indicative of future results. The unaudited pro forma combined financial information has been prepared by applying the accounting policies of Smurfit Westrock and includes, where applicable, adjustments for the following factually supportable items or transactions, directly attributable to the Merger: (i) elimination of intercompany activity; (ii)
incremental depreciation expense from the preliminary fair value adjustments to property, plant and equipment; (iii) amortization expense from the preliminary fair value adjustments to acquired intangible assets; (iv) incremental stock-based compensation expense associated with the Merger; (v) interest expense for acquisition financing and the amortization of the fair value adjustment to debt assumed; (vi) removal of pension and other postretirement amortization expense resulting from the fair value adjustment to acquired
WestRock pension and other post-employment benefit assets and liabilities; (vii) changes to align accounting policies; and (viii)
associated tax-related impacts of adjustments.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
The unaudited pro forma combined financial information also reflects pro forma adjustments for the following material nonrecurring expenses directly attributable to the Merger, each reflected as of the beginning of the earliest pro-forma comparative period presented:
(i) transaction-related costs of both Smurfit Kappa and WestRock ($450 million), including retention-related bonuses; and (ii)
amortization of the fair value adjustment to acquired inventories of $227 million.
These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Merger on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
3.  Segment Information
Following the completion of the Combination we reassessed our operating segments due to changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. The CODM is determined to be the executive management team, comprising the President and Chief Executive
Officer Anthony Smurfit and the Executive Vice President and Group Chief Financial Officer Ken Bowles. The CODM is responsible for assessing performance, allocating resources and making strategic decisions.
During the three months ended September 30, 2024, we identified three operating segments, which are also our reportable segments:
i.Europe, the Middle East and Africa (MEA), and Asia-Pacific (APAC).
ii.North America, which includes operations in the U.S., Canada and Mexico.
iii.Latin America (“LATAM”), which includes operations in Central America and Caribbean, Argentina, Brazil, Chile, Colombia,
Ecuador and Peru.
These changes reflect how we manage our business during the third quarter of 2024, following the completion of the Combination. No operating segments have been aggregated for disclosure purposes. Prior period comparatives have been restated to reflect the change in segments.
In the identification of the operating and reportable segments, we considered the level of integration of our different businesses as well as our objective to develop long-term customer relationships by providing customers with differentiated packaging solutions that enhance the customer’s prospects of success in their end markets.
The Europe, MEA and APAC, North America, and LATAM segments are each highly integrated within the segment and there are many interdependencies within these operations. They each include a system of mills and plants that primarily produce a full line of containerboard that is converted into corrugated containers within each segment, or is sold to third parties.
In addition, the Europe, MEA and APAC segment also produces types of paper, such as solid board, sack kraft paper, machine glazed and graphic paper; and other paper-based packaging, such as honeycomb, solid board packaging, folding cartons, inserts and labels;
and bag-in-box packaging (located in Europe, Argentina, Canada, Mexico and the U.S.).
The North America segment also produces paperboard and specialty grades; other paper-based packaging, such as folding cartons, inserts, labels and displays and also engages in the assembly of displays as well as the distribution of packaging products.
The LATAM segment also comprises forestry; types of paper, such as boxboard and sack paper; and paper-based packaging, such as folding cartons, honeycomb and paper sacks.
Inter-segment transfers or transactions are entered into under normal commercial terms and conditions that would also be available to unrelated third parties.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued
Segment profit is measured based on Adjusted EBITDA, defined as (loss) income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service benefit (expense), net, share-based compensation expense, other expense, net, impairment of goodwill and other assets,  amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, restructuring costs, legislative or regulatory fines and reimbursements and losses at closed facilities.
The following tables show selected financial data for our segments:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales (aggregate)
Europe, MEA and APAC	$2,651	$2,191	$7,056	$7,047
North America	4,649	401	5,499	1,239
LATAM	506	341	1,187	1,000
Total	$7,806	$2,933	$13,742	$9,286

Less net sales (intersegment):
Europe, MEA and APAC	$5	$3	$13	$9
North America	118	—	119	—
LATAM	12	15	40	46
Total	$135	$18	$172	$55

Net sales (unaffiliated customers):
Europe, MEA and APAC	$2,646	$2,188	$7,043	$7,038
North America	4,531	401	5,380	1,239
LATAM	494	326	1,147	954
Total	$7,671	$2,915	$13,570	$9,231

Adjusted EBITDA:
Europe, MEA and APAC	$411	$411	$1,158	$1,330
North America	780	66	900	209
LATAM	116	74	257	217
Total	$1,307	$551	$2,315	$1,756
Unallocated corporate costs	(42)	(26)	(95)	(74)
Depreciation, depletion and amortization	(564)	(147)	(872)	(430)
Interest expense, net	(167)	(39)	(225)	(109)
Pension and other postretirement non-service benefit (expense), net	8	(9)	(31)	(29)
Share-based compensation expense	(123)	(7)	(154)	(43)
Other expense, net	(13)	(4)	(13)	(19)
Amortization of fair value step up on inventory	(227)	—	(227)	—
Transaction and integration-related expenses associated with the Combination	(267)	(17)	(350)	(17)
Other adjustments	(29)	—	(11)	—
(Loss) income before income taxes	$(117)	$302	$337	$1,035
Other adjustments for the three months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million. Other adjustments for the nine months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million partially offset by legislative or regulatory fine reimbursement of $18 million. There were no amounts included in other adjustments for the three and nine months ended September 30, 2023.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued

	Nine months ended
	September 30,
	2024	2023
Capital expenditures:
Europe, MEA and APAC	$353	$411
North America	373	96
LATAM	154	148
Total per reportable segment	$880	$655
Corporate	17	6
Total capital expenditure	$897	$661

	September 30,	December 31,
	2024	2023
Assets:
Europe, MEA and APAC	$11,408	$9,521
North America	29,343	1,607
LATAM	3,438	1,795
Total per reportable segment	$44,189	$12,923
Corporate(1)	840	1,128
Total assets	$45,029	$14,051
(1)Corporate assets are composed primarily of Pension assets, Property, plant and equipment net, Derivative financial instruments,
Deferred tax assets, Recoverable or refundable income taxes and Cash and cash equivalents.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
4.  Revenue Recognition
Disaggregated Revenue
ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three and nine months ended September 30, 2024 and 2023. Net sales are attributed to segments based on the location of production.

	Three months ended
	September 30, 2024
	Europe, MEA and APAC	North America	LATAM	Total
Revenue by product:
Paper	$402	$1,107	$42	$1,551
Packaging	2,244	3,424	452	6,120
Total	$2,646	$4,531	$494	$7,671

	Three months ended
	September 30, 2023
	Europe, MEA and APAC	North America	LATAM	Total
Revenue by product:
Paper	$333	$25	$14	$372
Packaging	1,855	376	312	2,543
Total	$2,188	$401	$326	$2,915

	Nine months ended
	September 30, 2024
	Europe, MEA and APAC	North America	LATAM	Total
Revenue by product:
Paper	$1,092	$1,165	$73	$2,330
Packaging	5,951	4,215	1,074	11,240
Total	$7,043	$5,380	$1,147	$13,570

	Nine months ended
	September 30, 2023
	Europe, MEA and APAC	North America	LATAM	Total
Revenue by product:
Paper	$1,054	$81	$38	$1,173
Packaging	5,984	1,158	916	8,058
Total	$7,038	$1,239	$954	$9,231

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
4.  Revenue Recognition - continued
Packaging revenue is derived mainly from the sale of corrugated and consumer packaging products. The remainder of packaging revenue is composed of bag-in-box, packaging solutions and other paper-based packaging products.
Revenue Contract Balances
In connection with the Combination, the Company acquired contract assets and assumed contract liabilities. These contract assets relate to the manufacture of certain products that have no alternative use to us, with right to payment for performance completed to date on these products, including a reasonable profit. Contract assets are reduced when the customer takes title to the goods and assumes the risks and rewards for the goods. Contract liabilities represent obligations to transfer goods or services to a customer for which we have received consideration and are reduced once control of the goods is transferred to the customer.
Contract assets and contract liabilities are reported within “Other current assets” and “Other current liabilities”, respectively, on the
Condensed Consolidated Balance Sheets.

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Recorded on the Combination	$220	$10
Decrease	(17)	(4)
Ending balance - September 30, 2024	$203	$6
5.  Transaction and integration-related costs associated with the Combination
The following table summarizes the transaction and integration costs associated with the Combination:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Transaction-related costs associated with the Combination	$(128)	$(17)	$(211)	$(17)
Integration-related costs associated with the Combination	(139)	—	(139)	—
Total transaction and integration-related costs associated with the Combination	$(267)	$(17)	$(350)	$(17)
Transaction-related costs associated with the Combination
Transaction-related costs associated with the Combination comprise of banking and financing related costs as well as legal and other professional services which are directly attributable to the Combination and retention payments that are contractually committed to and associated with the successful completion of the Combination.
Integration-related costs associated with the Combination
We incur integration costs post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems.
We consider transaction and integration costs to be corporate costs regardless of the segment or segments involved in the transaction.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
6.  Accounts Receivable
Accounts receivable consists of the following:

	September 30,	December 31,
	2024	2023
Gross accounts receivable	$4,830	$1,976
Less: Allowances	(217)	(170)
Accounts receivable	$4,613	$1,806
Allowances include the reserves for allowance for estimated credit impairment losses, returns, cash discounts and non-cash rebates where netting requirements are met.
7.  Inventories
Inventories are as follows:

	September 30,	December 31,
	2024	2023
Finished goods	$1,364	$514
Work in process	240	52
Raw materials	1,378	348
Consumables and spare parts	603	289
Inventories	$3,585	$1,203
8.  Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2024	2023
Land and buildings	$5,531	$2,679
Forestlands	272	78
Plant and equipment	22,684	8,860
Construction in progress	1,465	656
Finance lease right-of-use assets	422	32
Property, plant and equipment at cost	30,374	12,305
Less: Accumulated depreciation, depletion and amortization	(7,168)	(6,514)
Property, plant and equipment, net	$23,206	$5,791
Depreciation expense for the three months ended September 30, 2024 and 2023, was $517 million and $134 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $802 million and $392 million, respectively.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
9.  Goodwill
During the third quarter of 2024, the Company changed its reportable segments as described in “Note 3. Segment Information”.
Concurrent with the change in reportable segments, the Company reassessed it’s reporting units. The prior year amounts for goodwill by reportable segment have been recast by assigning reporting units to new reportable segments based on location of reporting units.
The Company concluded the change in reportable segments was not a triggering event for goodwill impairment. There were no charges for goodwill impairment in the nine months ended September 30, 2024.
The changes in the carrying amount of goodwill for the period ended September 30, 2024 are as follows:

	Europe, MEA and APAC	North America	LATAM	Total
Balance as of December 31, 2023
Goodwill	$2,653	$264	$189	$3,106
Accumulated impairment losses	(209)	—	(55)	(264)
	2,444	264	134	2,842
Acquisitions	171	3,990	207	4,368
Translation adjustment	33	(15)	(13)	5
Balance as of September 30, 2024
Goodwill	2,860	4,239	378	7,477
Accumulated impairment losses	(212)	—	(50)	(262)
	$2,648	$4,239	$328	$7,215
Of the acquisitions amount in the table above, $4,359 million relates to goodwill recognized from the Merger. Further information is included in “Note 2. Acquisitions”.
10.  Fair Value Measurement
The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade and other receivables, certain other current assets, trade and other payables, certain other current liabilities, short-term debt and non-current debt, all of whose carrying values approximates fair value (with the exception of non-current debt with fixed rates). Fair value disclosures are classified based on the fair value hierarchy. See “Note 1. Description of Business and Summary of Significant Accounting Policies," for
information about the Company's fair value hierarchy.
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	September 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,274	$11,414	$3,615	$3,379
The fair value of the Company's debt with fixed interest rates is based on quoted market prices. With the exception of financial instruments included in the table above, the carrying amounts of all other debt instruments approximate their fair values. The variable nature and repricing dates of the receivables securitization facilities and the revolving credit facility result in a carrying value approximating its fair value. Both the revolving credit facility and the receivables securitization facilities are classified as Level 2 in the fair value hierarchy.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
10.  Fair Value Measurement - continued
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures and records certain assets and liabilities, including derivative instruments at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1		Level 2
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	10	9
Derivatives in cash flow hedging relationships	—	—	2	5
Derivatives not designated as hedging instruments	—	—	18	14
Assets measured at fair value	$2	$2	$30	$28

Liabilities
Derivatives in cash flow hedging relationships	—	—	6	8
Derivatives not designated as hedging instruments	—	—	1	12
Liabilities measured at fair value	$—	$—	$7	$20
There were no assets or liabilities, which are measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the periods presented.
The fair value of listed financial assets is determined by reference to their bid price at the reporting date. Unlisted financial assets are valued using recognized valuation techniques for the underlying security including discounted cash flows and similar unlisted equity valuation models.
The fair value of foreign currency forwards, cross currency swaps and energy hedging contracts is based on their listed market price, if available. If a listed market price is not available, then fair value is estimated by discounting the difference between the contractual forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate (based on government bonds).
The fair value of natural gas commodity derivatives is estimated based on observable inputs such as commodity future prices. We utilize fixed price natural gas commodity derivatives to mitigate the associated price risk resulting from variability in the NYMEX
Henry Hub Index. The notional amount of the Company's natural gas commodity program at September 30, 2024 was 10 million
MMBtu. The fair values of the hedges are not material.
For derivative financial instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
10.  Fair Value Measurement - continued
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. This includes assets acquired and liabilities assumed as a result of business combinations or non-
monetary exchanges, situations where events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include goodwill and other intangible assets, assets and disposal groups held for sale and other non-current assets. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.
For more details on the measurement of assets acquired and liabilities assumed as part of business combinations during the period, refer to “Note 2. Acquisitions".
Accounts Receivable Monetization Agreements
Available to the Company is a $700 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term trade receivables generated from certain customer trade accounts. On September 13, 2024, we amended this agreement to extend the maturity date by one year to September 15, 2025. This facility (the “Monetization Agreement”) has Coöperatieve
Rabobank U.A., New York Branch, as purchaser, (“Rabobank”). The terms of the Monetization Agreements limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. We pay a monthly yield on investment to Rabobank at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabobank’s investment.  The Company has a similar
$110 million bilateral facility with Sumitomo Mitsui Banking Corporation, New York Branch as purchaser, with a maturity of
December 4, 2024.
The customers from these facilities are not included in the receivables securitization facilities, as discussed in more detail in “Note 11.
Debt” and  "Note 18. Variable Interest Entities".

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
10.  Fair Value Measurement - continued
The following table presents a summary of these accounts receivable monetization agreements for the nine months ended
September 30, 2024:

Receivable from financial institutions recognized as part of Combination	$—
Receivables sold to the financial institutions and derecognized	(670)
Receivables collected by financial institutions	621
Cash proceeds from financial institutions	49
Receivable from financial institutions at September 30, 2024	$—
Receivables sold under these accounts receivable monetization agreements as of the balance sheet date were approximately $711 million.
Cash proceeds or payments related to the receivables sold are included in Net cash provided by operating activities in the Condensed
Consolidated Statement of Cash Flows in the Accounts receivable line item. The expense related to the sale of receivables was $12 million for the post-Combination period. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
11.  Debt
The following were individual components of debt, split between items previously held by the Company and those assumed as a result of the Combination:

	September 30,	December 31,
	2024	2023
Amounts held by Smurfit Kappa prior to the Combination:
Revolving credit facility due 2026	$—	$4
€100 million receivables securitization variable funding notes due 2026	112	6
€230 million receivables securitization variable funding notes due 2026	223	14
$292.3 million senior debentures due 2025	292	294
€250 million senior notes due 2025	—	279
€1,000 million senior notes due 2026	1,117	1,121
€750 million senior notes due 2027	837	832
€500 million senior green notes due 2029	557	553
$750 million senior green notes due 2030	749	—
€500 million senior green notes due 2033	557	553
$1,000 million senior green notes due 2034	1,000	—
$1,000 million senior green notes due 2054	1,000	—
Bank loans	110	68
Finance lease obligations	27	29
Bank overdrafts	8	16

Amounts assumed in connection with the Combination:
$750 million senior notes due 2026	742	—
$500 million senior notes due 2027	477	—
$600 million senior notes due 2028	578	—
$500 million senior notes due 2028	480	—
$750 million senior notes due 2029	749	—
$400 million senior notes due 2030	456	—
$300 million senior notes due 2031	341	—
$500 million senior notes due 2032	472	—
$76 million senior notes due 2032	82	—
$600 million senior notes due 2033	512	—
$3 million senior notes due 2037	3	—
$150 million senior notes due 2047	175	—
$700 million receivables securitization due 2027	525	—
Term loan facilities	600	—
Commercial paper	512	—
Other debt	42	—
Vendor financing and commercial card programs	114	—
Finance lease obligations	515	—
Total debt, excluding debt issuance costs	$13,964	$3,769
Debt issuance costs	(45)	(22)
Total debt	13,919	3,747
Less: Current portion of debt	(745)	(78)
Non-current debt due after one year	$13,174	$3,669

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
11.  Debt - continued
For the terms attached to the senior notes (other than those senior notes issued during the three months period ended June 30, 2024)
and the receivables securitization facilities, refer to the narrative included in “Note 10. Debt” of the 2023 Consolidated Financial
Statements. The carrying amount of the borrowings designated as Net Investment Hedges, as outlined therein, has not changed materially and no ineffectiveness was recognized in the period.
The carrying amount of our debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At
September 30, 2024 the unamortized fair value market adjustment was $58 million, which will be amortized over a weighted average remaining life of 7.4 years.
At September 30, 2024, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
On August 12, 2024, we redeemed €250 million aggregate principal amount of our senior notes due February 2025. We funded this redemption by drawing on our receivables securitization facilities. No gain/loss on extinguishment of debt has been recorded.
On September 17, 2024, we discharged $600 million aggregate principal amount of our 3.75% senior notes due March 2025. We funded this discharge using a portion of the proceeds from our Notes Offering which is described in further detail in “Note 2.
Acquisitions”. We recorded a $4 million loss on extinguishment of debt.
Senior Notes Issued
On April 3, 2024, Smurfit Kappa Treasury completed the Notes Offering.
The Company (a) used a portion of the proceeds from the Notes Offering (i) to finance the payment of the Cash Consideration of the
Combination; (ii) to finance the payment of fees, commissions, costs and expenses in relation to the Combination and the Notes
Offering; and (iii) for general corporate purposes, including the repayment of indebtedness, and (b) intends to use an amount equivalent to the proceeds from the Notes Offering to finance or refinance a portfolio of eligible green projects in accordance with
Smurfit Kappa’s Green Finance Framework, which the Company may, in the future, update in line with developments in the market.
Revolving Credit Facility
On June 28, 2024, conditional upon the closing of the Combination, the Company entered into a Multicurrency Term and Revolving
Facilities Agreement (the "New Credit Agreement") with certain lenders and Wells Fargo Bank, National Association, as agent, providing for (i) a U.S. dollar term loan facility in an aggregate principal amount of $600 million (the “Term Loan Facility”), (ii) a multicurrency revolving loan facility in an aggregate principal amount of $4,500 million including a swingline sub-facility in an aggregate principal amount of $500 million (together, the “New RCF”).
On July 2, 2024, the Term Loan Facility of $600 million under the New Credit Agreement was cancelled prior to any drawdown and no early termination penalties were incurred as a result of the cancellation.
We cancelled the €1,350 million Revolving Credit Facility (that was due to mature in January 2026) (the “Existing RCF”) as part of the conditions of the New Credit Agreement upon the closing of the Combination on the Closing Date. There were no early termination penalties incurred as a result of the termination of the Existing RCF. The conditions attaching to the New Credit
Agreement becoming effective were completed on the Closing Date.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
11.  Debt - continued
Revolving Credit Facility - continued
Loans under the New RCF may be drawn in U.S. dollars, euro, pounds sterling, Swiss francs, Japanese yen, Swedish kronor and
Canadian dollars, with a borrower (or the obligors’ agent on behalf of a borrower) selecting the currency of a loan under the New
RCF. Borrowings under the New RCF bear interest at rates based upon an underlying reference rate, plus a margin determined in accordance with a ratings-based pricing grid. Reference rates include SOFR for U.S. dollars, EURIBOR for euro, SONIA for pounds sterling, STIBOR for Swedish kronor and SARON for Swiss francs. Unused revolving commitments under the New RCF will accrue a commitment fee equal to a percentage of the applicable interest rate margin. The New RCF also requires the payment of a utilization fee calculated on outstanding revolving loans, based on the utilization rate of the New RCF. The New RCF has an initial term of five years from the date of the New Credit Agreement, which may be extended on two occasions by up to an aggregate of two years. The
New RCF is unsecured. As of September 30, 2024,  there were no amounts outstanding under the facility.
Term Loan Facilities
Farm Loan Credit Facility
A credit agreement (the “Farm Credit Facility Agreement”) is in place with CoBank, ACB, as administrative agent. The Farm Credit
Facility Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm
Credit Facility”) with a maturity date of July 9, 2029. The carrying value of this facility at September 30, 2024 was $600 million.
At our option, loans issued under the Farm Credit Facility will bear interest at either Term SOFR or an alternate base rate, in each case plus an applicable interest rate margin that will fluctuate between 1.650% per annum and 2.275% per annum (for Term SOFR loans)
or between 0.650% per annum and 1.275% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings (as defined in the Farm Credit Facility Agreement). In addition, Term SOFR loans will be subject to a credit spread adjustment equal to 0.1% per annum.
Delayed Draw Term Facility
A credit agreement with an outstanding amount of $750 million (the “Delayed Draw Term Facility”) was in place at the Combination date. This amount (plus accrued interest) was repaid and the facility cancelled on July 5, 2024.
Receivables Securitization Facilities
As of September 30, 2024, the gross amount of receivables collateralizing the €100 million 2026 trade receivables securitization programs were €317 million (December 31, 2023: €327 million). As of September 30, 2024 maximum available borrowings, excluding amounts outstanding under this facility, were $— million (December 31, 2023: $105 million). The gross amount of receivables collateralizing the €230 million 2026 trade receivables securitization program at September 30, 2024 was €422 million
(December 31, 2023: €415 million). At September 30, 2024 maximum available borrowings, excluding amounts outstanding under this facility, were $34 million (December 31, 2023: $240 million). In accordance with the contractual terms, the counterparty has recourse to the securitized debtors only. Given the short-term nature of the securitized receivables and the variable floating rates, the carrying amount of the securitized receivables and the associated liabilities reported on the Condensed Consolidated Balance Sheets is estimated to approximate fair value.
The Company also has a third receivables securitization program with certain lenders and Coöperatieve Rabobank U.A., New York
Branch, in its capacity as administrative agent. It has a facility size of $700 million, a margin of 0.9% plus 0.1% credit spread adjustment and matures in June 2027. At September 30, 2024 maximum available borrowings, excluding amounts outstanding under this facility, were $175 million. The gross carrying amount of receivables collateralizing the maximum available borrowings at
September 30, 2024 were approximately $1,137 million. We have continuing involvement with the underlying receivables as we provide credit and collection services pursuant to the underlying agreement. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the receivables securitization facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral.
Further details are included in the agreement.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
11.  Debt - continued
Commercial Paper
The Company also maintains an unsecured commercial paper program with WRKCo Inc. (a wholly owned subsidiary of Smurfit
Westrock plc) as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1,000 million with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days notice. The $1,000 million commercial paper program is supported by the $4,500 million New RCF with a separate $500 million swingline sublimit which allows for same-day drawing in U.S. Dollar.
The amount of commercial paper outstanding does not reduce available capacity  under the New RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At September 30, 2024, there was
$512 million issued. The weighted average interest rate pertaining to this facility was 5.2% as of that date.
12.  Leases
We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment.
Components of Lease Costs
The following table presents certain information related to the lease costs for finance and operating leases:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease costs	$(95)	$(31)	$(168)	$(87)
Variable and short-term lease costs	(53)	(10)	(72)	(35)
Finance lease cost:
Amortization of lease assets	(23)	(1)	(25)	(2)
Interest on lease liabilities	(11)	—	(12)	(1)
Lease cost	$(182)	$(42)	$(277)	$(125)

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
12.  Leases - continued
Supplemental Condensed Consolidated Balance Sheets Information Related to Leases

	Balance Sheet Location	September 30,	December 31,
		2024	2023
Operating leases:
Operating lease right-of-use assets	Other non-current assets	$985	$374

Current operating lease liabilities	Other current liabilities	$306	$113
Non-current operating lease liabilities	Other non-current liabilities	706	269
Total operating lease liabilities		$1,012	$382

Finance leases:
Property, Plant and Equipment	Property, plant and equipment, net	$422	$32
Accumulated depreciation		(25)	(6)
Property, Plant and Equipment, net		$397	$26

Current finance lease liabilities	Current portion of debt	$32	$3
Non-current finance lease liabilities	Non-current debt due after one year	510	26
Total finance lease liabilities		$542	$29

Operating lease right-of-use assets and lease liabilities increased by $659 million and $662 million, respectively, as a result of leased assets acquired and liabilities assumed from the Combination. Similarly, finance lease right-of-use assets and lease liabilities have increased by $388 million and $512 million, respectively.
Supplemental Cash Flow Information Related to Leases

	Nine months ended,
	September 30,
	2024	2023
Leased assets obtained in exchange for lease liabilities:
Operating leases	$125	$68
Finance leases	$2	$—

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
13.  Interest
The components of interest expense, net is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense	$(209)	$(46)	$(321)	$(129)
Interest income	42	7	96	20
Interest expense, net	$(167)	$(39)	$(225)	$(109)
Total cash paid for interest, net of interest received was $236 million and $123 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Of this, capitalized interest paid was $11 million and $9 million for the nine months ended
September 30, 2024 and September 30, 2023, respectively.
14.  Income Taxes
The effective tax rates in the three and nine months ended September 30, 2024 and for the comparative periods ended September 30,
2023 were generally impacted by a combination of factors including the reduction in earnings and the geographical mix of where those earnings were generated, as well as the impacts resulting from the Combination on July 5, 2024. The negative effect from non-
deductible expenses was partially offset by the positive effect of earnings that were not subject to tax.
The effective tax rate for the nine months ended September 30, 2024 was 48.7% compared to 24.9% for the same period in 2023. In
2024, the non-deductible transaction related expenses associated with the Combination contributed to the increase in the rate. This was offset in part by the recognition of non-taxable income, a reduction in the deferred tax liability on unremitted earnings, and other non-
recurring items.
The effective tax rate for the three months ended September 30, 2024 was (28.2)% compared to 24.2% for the same period in 2023. In
2024, this includes the impact of the increase in the non-deductible expenses related to the Combination.
During the nine months ended September 30, 2024 and September 30, 2023, cash paid for income taxes, net of refunds, was
$229 million and $308 million, respectively.
As a result of the Combination, approximately $520 million of unrecognized tax benefits were acquired.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
15.  Retirement Plans
The net periodic benefit (income) cost recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, is composed of the following:

	Defined Benefit Pension Plans
	Three months ended September 30				Nine months ended September 30
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$5	$—	$9	$6	$5	$—	$22	$17
Interest cost	50	1	36	24	53	2	78	69
Expected return on assets	(70)	(1)	(34)	(21)	(71)	(2)	(78)	(62)
Amortization of:
Net actuarial loss	—	—	9	7	—	—	29	23
Prior service credit	—	—	(1)	(1)	—	—	(1)	(1)
Settlement loss	—	—	—	—	—	—	19	—
Total net periodic benefit (income) cost	$(15)	$—	$19	$15	$(13)	$—	$69	$46

	Other Postretirement Benefit Plans
	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Service cost	$1	$—	$2	$1
Interest cost	2	—	2	—
Total net periodic benefit cost	$3	$—	$4	$1
Service cost is included within “Cost of goods sold” and “Selling, general and administrative expenses” while all other components are recorded within “Pension and other postretirement non-service benefit (expense), net”.
As part of the Company’s pension de-risking strategy, annuities were purchased with an insurance company for the pensioners in our
Irish Executive Fund during the quarter ended June 30, 2024. As a result of this transaction, a settlement loss occurred when approximately 70% of the projected benefit obligation was settled.
In connection with the Combination, the Company acquired net pension assets of $234 million ($4,931 million in obligations and
$5,165 million in plan assets). The Company expects to contribute $17 million to these plans in fiscal year 2024.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
15.  Retirement Plans - continued
As a result of  the acquisition of WestRock, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and WestRock has participated in other MEPPs in the past. The multiemployer plan expense was immaterial for the three and nine months ended
September 30, 2024. In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities. In fiscal 2018, WestRock submitted formal notification to withdraw from the Pace Industry Union-Management Pension
Fund (“PIUMPF”) and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, Westrock received demand letters from PIUMPF, including a demand for withdrawal liabilities and for its proportionate share of PIUMPF's accumulated funding deficiency, and Westrock refined its liability, the impact of which was not significant. WestRock began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the accumulated funding deficiency demands. In February 2020, WestRock received a demand letter from PIUMPF asserting that it owed $51 million for its pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020,
WestRock received an updated demand letter related to one of its subsidiaries asserting that it owed $1 million of additional accumulated funding deficiency, including interest. In July 2021, PIUMPF filed suit against Westrock in the U.S. District Court for the Northern District of Georgia claiming the right to recover WestRock’s pro rata share of the pension fund’s accumulated funding deficiency along with interest, liquidated damages and attorney's fees. The federal court recently ordered the parties to mediate, and the parties have agreed to mediate on November 21, 2024. We believe we are adequately reserved for this matter.
In connection with the Combination, we assumed withdrawal liabilities of $211 million (balance of $212 million at September 30,
2024), including liabilities associated with PIUMPF's accumulated funding deficiency demands.
With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.
Pension Plan Contributions
Established funding standards govern the funding requirements for our qualified and approved pensions in various jurisdictions. We fund the benefit payments of our non-qualified or unfunded plans as benefit payments come due.
The Company’s contributions for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Defined Benefit Pension Plans Contributions	$31	$24	$86	$80
Other Postretirement Benefit Plans Contributions	$2	$1	$4	$2

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)
16.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(150)	$229	$173	$777

Denominator:
Basic weighted average shares outstanding	508	258	342	258
Effect of dilutive share options	—	1	2	1
Diluted weighted average shares outstanding	508	259	344	259

Basic (loss) earnings per share attributable to common stockholders	$(0.30)	$0.89	$0.51	$3.01

Diluted (loss) earnings per share attributable to common stockholders	$(0.30)	$0.88	$0.50	$3.00
The following weighted average share-based compensation awards were not included in computing diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Performance stock units	7	—	—	—
Restricted stock units	3	—	—	—
Total antidilutive shares	10	—	—	—

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Commitments and Contingencies
Brazil Tax Liability
Our subsidiary, WestRock, is challenging claims by the Brazil Federal Revenue Department that we underpaid taxes as a result of amortization of goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the
Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to
2012. The tax, penalty and interest claims relating to both tax periods were administratively finalized and they are now the subject of two annulment actions WestRock has filed in the Brazil federal court. The fraud penalties and interest for tax years 2003 to 2008 remain pending in the court action relating to this period. For tax years 2009 to 2012 the government claim of fraud penalties and interest was resolved and terminated by CARF in favor of WestRock in 2023.
We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$745 million ($137 million) as of September 30, 2024, including various penalties and interest. The
U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
PIUMPF-Related Litigation
Refer to “Note 15. Retirement Plans” for details of legal proceedings filed by PIUMPF against the Company.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies that have been acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of September 30, 2024, there were approximately 625 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, it is possible such proceedings or matters could have an adverse effect on the Company's results of operations, financial condition or cash flows. As of September 30, 2024, the Company had recorded liabilities in respect of these matters of $73 million and estimated insurance recoveries of $46 million.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Commitments and Contingencies - continued
Italian Competition Authority Investigation
In August 2019, the Italian Competition Authority (the “AGCM”) notified approximately 30 companies, of which Smurfit Kappa
Italia, a subsidiary of Smurfit Westrock, was one, that an investigation had found the companies to have engaged in anti-competitive practices, in relation to which the AGCM levied a fine of approximately $138 million on Smurfit Kappa Italia, which was paid in
2021.
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million. Smurfit Kappa Italia has appealed the amount of this reduction and a decision on that appeal is expected in 2025.
Separate to these proceedings regarding the fine, in May 2023, Smurfit Kappa Italia filed an application with the Council of State for revocation of the February 2023 ruling to the extent that it failed to consider certain pleas that had been raised by Smurfit Kappa Italia on appeal. If successful, the revocation will imply that the Council of State will have to (re-) assess those pleas, which in turn could determine the partial annulment of the August 2019 ACGM decision, although this would not impact the size of the fine levied on
Smurfit Kappa Italia. A decision is expected in 2025.
After publication of the AGCM’s August 2019 decision, a number of purchasers of corrugated sheets and boxes initiated litigation proceedings against Smurfit Kappa companies, alleging that they were harmed by the alleged anti-competitive practices and seeking damages. These actions are still in early stages and Smurfit Westrock cannot predict its potential liability or their outcomes with certainty at this point in time. In addition, other parties have threatened litigation against Smurfit Westrock seeking damages (either specified or unspecified). It cannot be anticipated whether these threatened actions will become actual litigation proceedings, nor whether any amounts claimed will be the same as those that have been threatened.
International Arbitration Against Venezuela
Smurfit Kappa, which is now a subsidiary of Smurfit Westrock, announced in 2018 that due to the Government of Venezuela’s measures, Smurfit Kappa no longer exercised control over the business of Smurfit Kappa Carton de Venezuela. Smurfit Kappa’s
Venezuelan operations were therefore deconsolidated in the third quarter of 2018. Later that year, Smurfit Kappa’s wholly owned subsidiary, Smurfit Holdings BV, filed an international arbitration claim against the Bolivarian Republic of Venezuela before the
World Bank’s International Centre for Settlement of Investment Disputes seeking compensation for Venezuela’s unlawful seizure of its Venezuelan business as well as for other arbitrary, inconsistent and disproportionate State measures that destroyed the value of its investments in Venezuela. Following the exchange of written submissions, an oral hearing was held in September 2022 in Paris.
On 28 August 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024 until the date of payment (the “Award”). In September 2024 Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Commitments and Contingencies - continued
Combination-Related Litigation
In May 2024, in connection with the Combination, two lawsuits were filed by purported stockholders of WestRock challenging the sufficiency of the disclosures that have been made in connection therewith in the definitive proxy statement that WestRock filed with the SEC on April 26, 2024: Robert Scott v. WestRock Company et al., No. 652627/2024 (N.Y.S.), filed on May 21, 2024, and Richard
McDaniel v. WestRock Company et al., No. 652638/2024 (N.Y.S.), filed on May 22, 2024. Both complaints, which name WestRock and its directors as defendants, allege state law claims for breach of fiduciary duty. Due to the early stage of this proceeding, the
Company cannot predict the outcomes of these matters and cannot reasonably estimate the potential range of loss, if any.
Other Litigation
We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
18.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The arrangements required the establishment of certain special purpose entities namely Smurfit Kappa International Receivables DAC, Smurfit Kappa Receivables plc and Smurfit
Kappa European Packaging DAC (a subsidiary of Smurfit Kappa Receivables plc). The sole purpose of the securitization entities is the raising of finance for the Company using the receivables generated by certain operating entities, as collateral. All entities are considered to be variable interest entities.
The Company is the primary beneficiary of Smurfit Kappa International Receivables DAC, Smurfit Kappa European Packaging DAC
and Smurfit Kappa Receivables plc, through various financing arrangements and due to the fact that it is responsible for the entities’
most significant economic activities.
The carrying value of the restricted asset and limited recourse liability as of September 30, 2024 ($821 million and $336 million respectively) approximates fair value due to the short-term nature of the securitized assets and the floating rates of the liabilities.
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. Pursuant to the sale of forestlands in
2007, a special purpose entity (“SPE”) namely MeadWestvaco Timber Notes Holding, LLC (“MWV TN”) received an installment note receivable (“Timber Note”). Using this installment note as collateral, the SPE received proceeds under secured financing agreements, which is recorded as a non-recourse liability.
Using the Timber Note as collateral, MWV TN received $338 million in proceeds under a secured financing agreement with a bank.
Under the terms of the agreement, the liability from this transaction is non-recourse to the Company and is payable from the Timber
Note proceeds upon its maturity in October 2027. As a result, the Timber Note is not available to satisfy any obligations of the
Company. MWV TN can elect to prepay at any time the liability in whole or in part, however, given that the Timber Note is not prepayable, MWV TN expects to repay the liability at maturity from the Timber Note proceeds.
The Company is the primary beneficiary of MWV TN through various financing arrangements and due to the fact that it is responsible for the entity’s most significant economic activities. This entity is considered to be a variable interest entity.
The carrying value of the restricted asset and non-recourse liability as of September 30, 2024 approximates fair value due to their floating rates.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Variable Interest Entities - continued
Green Power Solutions
Green Power Solutions of Georgia, LLC ("GPS") is a joint venture providing steam to the Company and electricity to a third party client. The Company owns a 48% interest in GPS and the majority of the debt issued through the entity SP Fiber Holdings Inc. ("SP
Fiber"), a 100% owned subsidiary. Based on the commercial and financial relationships in force between SP Fiber and GPS, it has been determined that the SP Fiber has a controlling financial interest in and is the primary beneficiary of GPS. The vehicle holds unrestricted cash of $2 million as of September 30, 2024.
The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
The carrying amounts of the restricted assets and limited or non-recourse liabilities of Variable Interest Entities reported within the
Condensed Consolidated Balance Sheets are set out in the following table:

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents, including restricted cash	$3	$3
Accounts receivable	823	816
Non-current assets:
Property, plant and equipment, net	41	—
Other non-current assets	390	—
Total assets	$1,257	$819

Liabilities
Current liabilities:
Accounts payable	$7	$—
Current portion of debt	2	—
Other current liabilities	2	—
Non-current liabilities:
Non-current debt due after one year	337	20
Other non-current liabilities	334	—
Total liabilities	$682	$20

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
19.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
September 30, 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(2)	Total(1)
Balance at June 30, 2024	$1,056	$13	$753	$(751)	$1,071
Other comprehensive (income) loss	(86)	—	26	—	(60)
Balance at September 30, 2024	$970	$13	$779	$(751)	$1,011
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
September 30, 2023:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(2)	Total(1)
Balance at June 30, 2023	$941	$25	$754	$(751)	$969
Other comprehensive loss (income)	139	(7)	(25)	—	107
Balance at September 30, 2023	$1,080	$18	$729	$(751)	$1,076
The tables below summarize the changes in accumulated other comprehensive loss by component for the nine months ended
September 30, 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(2)	Total(1)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	181	(3)	(14)	—	164
Balance at September 30, 2024	$970	$13	$779	$(751)	$1,011
The tables below summarize the changes in accumulated other comprehensive loss by component for the nine months ended
September 30, 2023:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(2)	Total(1)
Balance at December 31, 2022	$1,199	$21	$740	$(751)	$1,209
Other comprehensive income	(119)	(3)	(11)	—	(133)
Balance at September 30, 2023	$1,080	$18	$729	$(751)	$1,076
(1)All amounts are net of tax and noncontrolling interest.
(2)This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.

Smurfit Westrock plc
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
19.  Accumulated Other Comprehensive Loss - continued
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the three months ended
September 30, 2024 and September 30, 2023, is as follows:

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$86	$—	$86	$(139)	$—	$(139)
Defined benefit pension and other postretirement benefit plans adjustments:
Amortization and settlement recognition of net actuarial loss	9	(1)	8	7	(2)	5
Amortization of prior service credit	(1)	—	(1)	(1)	—	(1)
Foreign currency (loss) gain - pensions	(33)	—	(33)	21	—	21
Derivatives:
Deferred gain recognized on cash flow hedges	—	—	—	7	—	7
Other comprehensive income (loss)	61	(1)	60	(105)	(2)	(107)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common stockholders	$61	$(1)	$60	$(105)	$(2)	$(107)
A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the nine months ended
September 30, 2024 and September 30, 2023, is as follows:

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation (loss) gain	$(181)	$—	$(181)	$119	$—	$119
Defined benefit pension and other postretirement benefit plans adjustments:
Net actuarial loss arising during period	(1)	—	(1)	—	—	—
Amortization and settlement recognition of net actuarial loss	48	(12)	36	23	(6)	17
Amortization of prior service credit	(1)	—	(1)	(1)	—	(1)
Foreign currency loss - pensions	(20)	—	(20)	(5)	—	(5)
Derivatives:
Deferred gain recognized on cash flow hedges	3	—	3	3	—	3
Other comprehensive (loss) income	(152)	(12)	(164)	139	(6)	133
Less: Other comprehensive (loss) income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive (loss) income attributable to common stockholders	$(152)	$(12)	$(164)	$139	$(6)	$133

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
OPERATIONS OF SMURFIT WESTROCK
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s Condensed Consolidated Financial Statements and their related notes included above, our audited Consolidated Financial Statements and their related notes for the fiscal year ended December 31, 2023, and Smurfit Kappa’s audited Consolidated Financial Statements and their related notes for the fiscal year ended December 31, 2023, as well as the information under the heading “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of
Smurfit Kappa” that were disclosed in Smurfit Westrock plc’s (“Smurfit Westrock”) Registration Statement on Form S-4 (file number
333-278185) which was declared effective on April 26, 2024 (as supplemented by the prospectus filed with the SEC on April 26, 2024, the “Registration Statement”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit
Westrock’s future results could differ materially from the results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” below.
Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements" for additional information.
Smurfit Kappa was determined to be the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of Smurfit Kappa for periods prior to the Combination were also considered to be the historical financial statements of the
Company. Unless otherwise specified or the context otherwise requires, all references to “the Company” and “Smurfit Kappa” refer to Smurfit Kappa Group plc and its subsidiaries and their operations when referring to periods prior to the closing of the
Combination, and references to “the Company” and “Smurfit Westrock” refer to the combined company, Smurfit Westrock plc and its subsidiaries, including, among others, Smurfit Kappa and WestRock, when referring the periods after the Combination.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of Smurfit Westrock, the expected benefits of the completed Combination of Smurfit Kappa and WestRock Company (including, but not limited to, synergies), and any other statements regarding Smurfit Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit Westrock, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”,
“anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”,
“aims”, “considered”, “likely”, “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur.
Actual results may differ materially from the current expectations of the Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors” below and in subsequent filings with the SEC by the Company.
Forward-looking and other statements in this document may also address the Company’s corporate responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. Neither the
Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations (including under the UK Listing Rules, the Disclosure Guidance and Transparency Rules, the UK Market Abuse Regulation and other applicable regulations), the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
Smurfit Westrock is one of the world's largest integrated manufacturers of paper-based packaging products in terms of volumes and sales, with operations in North America, South America, Europe, Asia, Africa, and Australia.  Smurfit Westrock partners with its customers to provide differentiated, sustainable paper and packaging solutions that enhance its customers’ prospects of success in their markets.

Transaction Agreement and Combination with WestRock
On September 12, 2023, Smurfit Kappa, a public company incorporated in Dublin, Ireland, and WestRock, a public company incorporated in Delaware, United States, announced they had reached a definitive agreement on the terms of a proposed combination.
As described elsewhere in this report, the Combination closed on July 5, 2024. Pursuant to the Transaction Agreement, on the Closing
Date each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”) and, in exchange for the net assets of
WestRock acquired through the Merger, each share of common stock, par value $0.01 per share, of WestRock (the “WestRock
Common Stock”), was converted into the right to receive one Smurfit Westrock Share and $5.00 in cash (the “Merger Consideration”)
for an aggregate cash consideration of $1,291 million (the “Cash Consideration”) and issuance of 258,228,403 shares to WestRock shareholders.
Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately 50.3% and WestRock shareholders owning approximately 49.7%. Prior to the closing of the Combination, Smurfit WestRock had no operations other than activities related to its formation and the Combination.
Given the non-operational nature of the Company prior to the Combination, the Smurfit Kappa Share Exchange is not considered a business combination and does not give rise to any goodwill or adjustments to accounting basis.
The consolidated financial statements of Smurfit Westrock following the Smurfit Kappa Share Exchange are a continuation of the financial statements of Smurfit Kappa and therefore, the historical consolidated financial information for periods prior to the
Combination including the comparatives presented, reflect the pre-Combination carrying values of Smurfit Kappa except for the retrospective adjustment to reflect the Company’s legal share capital as the successor after giving effect to the Smurfit Kappa Share
Exchange.
The Merger is recognized as a business combination under Accounting Standards Codification (“ASC”) 805, “Business
Combinations” (“ASC 805”). Smurfit Kappa was determined to be the accounting acquirer of WestRock. Accordingly, as noted
above, the financial statements reflected in these Condensed Consolidated Financial Statements and the discussions below include
WestRock's financial position and results of operations for the period subsequent to the completion of the Combination on July 5,
2024. All results reported for the three and nine months ended September 30, 2024 do not include the financial results of WestRock for the first five days of July.
Refer to “Note 2. Acquisitions” of the Condensed Consolidated Financial Statements for additional information related to the accounting for the Combination.
Following the completion of the Combination, we reassessed our reportable segments due to changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. Consequently, subsequent to the Combination, we began to manage the combined business as three reportable segments: (1) Europe, the Middle East and Africa (“MEA”), and Asia-Pacific (“APAC”), (2) North America, and (3) Latin
America (“LATAM”). As a result of the change in reportable segments, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments. Refer to “Note 3.  Segment Information” of the Condensed
Consolidated Financial Statements for further discussion of the Company’s segment reporting structure.

EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $4,756 million to $7,671 million in the three months ended September 30, 2024, from
$2,915 million in the three months ended September 30, 2023. Net sales increased by $4,339 million to $13,570 million in the nine months ended September 30, 2024, from $9,231 million in the nine months ended September 30, 2023. The increase in both the three and nine months ended September 30, 2024, was primarily due to the impact of $4,684 million which related to the acquisition of
WestRock.
Net (loss) income attributable to common stockholders decreased by $379 million to a net loss of $150 million in the three months ended September 30, 2024, from net income of $229 million in the three months ended September 30, 2023. Net income attributable to common stockholders decreased by $604 million to $173 million in the nine months ended September 30, 2024, from $777 million in the nine months ended September 30, 2023. The decrease in both the three and nine months ended September 30, 2024, was primarily due to an increase in transaction and integration-related expenses associated with the Combination, and an increase in cost of goods sold of $227 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired.
Refer to “Results of Operations” for a detailed review of Smurfit Westrock’s performance.
Net cash provided by operating activities decreased by $246 million to $702 million in the nine months ended September 30, 2024, from $948 million in the nine months ended September 30, 2023, primarily due to a $111 million increase in the outflow in the change in operating assets and liabilities due to additional operating cash flow activity as a result of the acquisition. Additionally, net cash provided by operating activities decreased by $135 million due to a decrease in net income adjusted for non-cash items, including depreciation, depletion and amortization, share-based compensation expense, deferred income tax, and pension and other postretirement funding more than cost. During the nine months ended September 30, 2024, Smurfit Westrock invested $897 million in capital expenditures and paid $716 million in cash for purchase of businesses, net of cash acquired. The Company also secured $3,127 million in additions to debt, partially offset by repayments of $1,640 million of debt, and $493 million in cash dividends were paid to stockholders. See the section entitled “Liquidity and Capital Resources” below for additional information.

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the three and nine months ended September 30, 2024 and
September 30, 2023:

	Three months ended,		Nine months ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$7,671	$2,915	$13,570	$9,231
Cost of goods sold	(6,321)	(2,173)	(10,817)	(6,878)
Gross profit	1,350	742	2,753	2,353
Selling, general and administrative expenses	(1,028)	(371)	(1,797)	(1,144)
Transaction and integration-related expenses associated with the Combination	(267)	(17)	(350)	(17)
Operating profit	55	354	606	1,192
Pension and other postretirement non-service benefit (expense), net	8	(9)	(31)	(29)
Interest expense, net	(167)	(39)	(225)	(109)
Other expense, net	(13)	(4)	(13)	(19)
(Loss) income before income taxes	(117)	302	337	1,035
Income tax expense	(33)	(73)	(164)	(258)
Net (loss) income	(150)	229	173	777
Less: Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(150)	$229	$173	$777
Results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended
September 30, 2023.
Net Sales
Net sales increased by $4,756 million, to $7,671 million in the three months ended September 30, 2024, from $2,915 million in the three months ended September 30, 2023. This increase was primarily due to the impact of $4,684 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales increased by $72 million primarily due to a volume impact of $98 million, partially offset by a lower selling price/mix of $30 million and a net negative foreign currency impact of $5 million.
Net sales increased by $4,339 million, to $13,570 million in the nine months ended September 30, 2024, from $9,231 million in the nine months ended September 30, 2023. This increase was primarily due to the impact of $4,684 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales decreased by $345 million primarily due to a $667 million impact of a lower selling/price mix, partially offset by a positive volume impact of $246 million and an $85 million net positive foreign currency impact. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.

Cost of Goods Sold
Cost of goods sold increased by $4,148 million, to $6,321 million in the three months ended September 30, 2024, from $2,173 million in the three months ended September 30, 2023. The increase in cost of goods sold was primarily due to the impact of the acquisition of
WestRock of $4,041 million, which included an expense of $227 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired. Excluding the impact of this acquisition, cost of goods sold  increased by $107 million primarily due to higher raw material and payroll costs. Raw material costs increased by $84 million primarily due to higher prices and volumes and payroll costs increased by $26 million primarily due to inflationary pay increases.
Cost of goods sold increased by $3,939 million, to $10,817 million in the nine months ended September 30, 2024, from $6,878 million in the nine months ended September 30, 2023.  The increase in cost of goods sold was primarily due to the impact of the acquisition of
WestRock of $4,041 million, which included an expense of $227 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired. Excluding the impact of this acquisition, cost of goods sold decreased by $102 million primarily due to lower energy and raw material costs, partly offset by higher payroll and distribution costs. Energy costs decreased by
$216 million, primarily due to lower gas and electricity prices. Raw material costs decreased by $44 million primarily due to lower prices, partly offset by higher volumes. Payroll costs increased by $70 million, primarily due to inflationary pay increases and distribution costs were $42 million higher due to higher prices and higher volumes.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $657 million, to $1,028 million in the three months ended September 30, 2024, from $371 million in the three months ended September 30, 2023. The increase in SG&A expenses of $657 million was primarily due to additional SG&A expenses of $619 million related to the acquisition of WestRock. Excluding the impact of this acquisition,  SG&A expenses increased by $38 million driven by a variety of factors, including a $22 million increase in payroll costs driven by inflationary pay increases, partially offset by lower headcount and a $31 million increase in share-based payments primarily due to an expense for the incremental fair value on the modification of certain share-based payment awards in connection with the Combination. These increases were partially offset by a $15 million net reduction in other costs.
SG&A expenses increased by $653 million, to $1,797 million in the nine months ended September 30, 2024, from $1,144 million in the nine months ended September 30, 2023.  The increase in SG&A expenses of $653 million was primarily due to additional SG&A expenses of $619 million related to the acquisition of WestRock. Excluding the impact of this acquisition, SG&A expenses increased by $34 million driven by a variety of factors, including a $47 million increase in payroll costs driven by inflationary pay increases, partially offset by lower headcount; and a $27 million increase in share-based payments primarily due to an expense for the incremental fair value on the modification of certain share-based payment awards in connection with the Combination. These increases were partially offset by an $18 million accrual for the partial recovery of the Italian Competition Authority fine and a $22 million net decrease in other costs.
Transaction and integration-related expenses associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $267 million and $17 million in the three months ended September 30, 2024 and 2023, respectively, and $350 million and $17 million in the nine months ended
September 30, 2024 and 2023, respectively.
Transaction-related expenses associated with the Combination were $128 million and $17 million in the three months ended
September 30, 2024 and 2023, respectively, and $211 million and $17 million in the nine months ended September 30, 2024 and 2023, respectively. Transaction-related costs associated with the Combination comprise of banking and financing related costs as well as legal and other professional services which are directly attributable to the Combination and retention payments that are contractually committed to and associated with the successful completion of the Combination.
Integration-related expenses associated with the Combination were $139 million in the three and nine months ended September 30,
2024. We incur integration costs post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems.

Pension and Other Postretirement Non-Service Benefit (Expense), Net
Pension and other postretirement non-service benefit (expense), net, decreased by $17 million, to a benefit of $8 million in the three months ended September 30, 2024, from an expense of $9 million in the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024, was primarily due to an increase in the return on plan assets of $82 million partially offset by an increase in interest costs of $63 million, both primarily due to acquired net pension assets in connection with the Combination.
Pension and other postretirement non-service benefit (expense), net, increased by $2 million, to an expense of $31 million in the nine months ended September 30, 2024, from an expense of $29 million in the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, was primarily due to an increase in interest costs of $62 million primarily due to acquired net pension assets in connection with the Combination; a $19 million one-time settlement expense and $6 million increase in the net actuarial loss. The increase was partially offset by an $85 million increase in the return on plan assets primarily due to acquired net pension assets in connection with the Combination.
Interest Expense, Net
Interest expense, net increased by $128 million, to $167 million in the three months ended September 30, 2024, from $39 million in the three months ended September 30, 2023. The increase was primarily due to increased debt due to debt assumed as part of the
Combination and the $2,750 million Notes Offering in connection with the Combination. The increase was partially offset by higher interest income of $35 million primarily due to increased average cash balances in the period.
Interest expense, net increased by $116 million, to $225 million in the nine months ended September 30, 2024, from $109 million in the nine months ended September 30, 2023. The increase was primarily due to increased debt due to debt assumed as part of the
Combination and the $2,750 million Notes Offering in connection with the Combination. The increase was partially offset by higher interest income of $76 million primarily due to increased average cash balances in the period.
See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements for details of the Notes Offering.
Other Expense, Net
Other expense, net, increased by $9 million, to $13 million in the three months ended September 30, 2024, from $4 million in the three months ended September 30, 2023. This increase was primarily due to a $12 million expense recorded in the three months ended
September 30, 2024 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Other expense, net, decreased by $6 million in the nine months ended September 30, 2024, to $13 million, from $19 million in the nine months ended September 30, 2023. This decrease was primarily due to a $6 million increase in income from equity method investments; a $6 million increase in the profit from the sale of businesses; and a $7 million net positive impact from foreign currency translation. The decrease in other expense, net was partially offset by $12 million expense recorded in the nine months ended
September 30, 2024 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Income Tax Expense
Income tax expense was $33 million in the three months ended September 30, 2024, compared to an income tax expense of $73 million in the three months ended September 30, 2023. The effective tax rate on the loss for the three months ended September 30,
2024, was (28.2)%, while the effective tax rate on the profit for the three months ended September 30, 2023, was 24.2%.
Income tax expense was $164 million in the nine months ended September 30, 2024, compared to an income tax expense of $258 million in the nine months ended September 30, 2023. The effective tax rate on the profit for the nine months ended September 30,
2024, was 48.7%, while the effective tax rate on the profit for the nine months ended September 30, 2023, was 24.9%.
See “Note 14. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

SEGMENT INFORMATION
Smurfit Westrock has identified its operating segments based on the manner in which reports are reviewed by its CODM, which is determined to be the executive management team responsible for assessing performance, allocating resources and making strategic decisions. Effective the third quarter of 2024 Smurfit Westrock has identified three operating segments: (i) Europe, MEA and APAC,
(ii) North America, which includes operations in the U.S., Canada and Mexico, and (iii) LATAM, which includes operations in
Central America and Caribbean, Argentina, Brazil, Chile, Colombia, Ecuador and Peru. No operating segments have been aggregated for disclosure purposes. Prior period comparatives have been recast to reflect the change in segments.
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as certain corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profit is measured based on Adjusted EBITDA, defined as (loss) income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service benefit (expense), net, share-based compensation expense, other expense, net, impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, restructuring costs, legislative or regulatory fines and reimbursements and losses at closed facilities.
The following table contains selected financial information for Smurfit Westrock’s segments for the three and nine months ended
September 30, 2024, and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Net sales (aggregate):(1)
Europe, MEA and APAC	$2,651	$2,191	$7,056	$7,047
North America	4,649	401	5,499	1,239
LATAM	506	341	1,187	1,000

Adjusted EBITDA:
Europe, MEA and APAC	$411	$411	$1,158	$1,330
North America	780	66	900	209
LATAM	116	74	257	217
(1) - Net sales before intersegment eliminations
Europe, MEA and APAC segment
Net Sales – Europe, MEA and APAC Segment
Net sales for the Europe, MEA and APAC segment increased by $460 million, to $2,651 million in the three months ended
September 30, 2024, from $2,191 million in the three months ended September 30, 2023. This increase was primarily due to the impact of $384 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales increased by
$76 million primarily due to a positive volume impact of $87 million, primarily driven by a 2.7% increase in corrugated volumes and a foreign currency impact of $41 million, mainly due to the weakening of the U.S. dollar against the Euro, Sterling and Polish Zloty.
These increases were partially offset by a $61 million lower selling price/mix.
Net sales for the Europe, MEA and APAC segment increased by $9 million, to $7,056 million in the nine months ended September 30,
2024, from $7,047 million in the nine months ended September 30, 2023. This increase was primarily due to the impact of $384 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales decreased by $375 million primarily due to a lower selling/price mix of $649 million, partially offset by a positive volume impact of $224 million, driven by an increase of 1.6% in corrugated volumes and net foreign currency impact of $56 million primarily due to the weakening of the U.S.
dollar against the Euro, Sterling and Polish Zolty.

Adjusted EBITDA – Europe, MEA and APAC Segment
Adjusted EBITDA for the Europe, MEA and APAC segment remained at $411 million in the three months ended September 30, 2024, consistent with the three months ended September 30, 2023, due to a $37 million positive impact from the acquisition of WestRock, offset by a reduction in adjusted EBITDA of $37 million primarily due to a $63 million increase in raw material costs, a $38 million increase payroll costs and $16 million increase in distribution costs, partially offset by a $76 million increase in net sales and an $8 million decrease in energy costs.  Raw material costs increased by $63 million, primarily due to a $34 million increase from higher volumes, a $10 million increase from higher prices, mainly due to higher old corrugated containers (“OCC”) prices and a $19 million net negative foreign currency impact, primarily due to the weakening of the U.S. dollar against the Euro and Sterling. Payroll costs increased by $38 million, due to inflationary pay rises and an increase in headcount.
Adjusted EBITDA for the Europe, MEA and APAC segment decreased by $172 million, to $1,158 million in the nine months ended
September 30, 2024, from $1,330 million in the nine months ended September 30, 2023. There was a $37 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $209 million mainly due to a
$375 million decrease in net sales, a $76 million increase in payroll costs and a $30 million increase in distribution costs, partially offset by a $289 million decrease in raw material and energy costs.
Payroll costs increased by $76 million, due to inflationary pay rises and an increase in headcount. Distribution costs increased by $30 million, primarily due to higher volumes and higher prices. Raw material costs decreased by $78 million, primarily driven by a $203 million decrease due to lower prices, while recovered fiber costs were higher, other raw material prices were lower driving the decrease. This decrease in raw material costs was partially offset by a $106 million increase due to higher volumes and a $24 million net foreign currency impact, primarily due to the weakening of the U.S. dollar against the Euro and Sterling. Additionally, energy costs decreased by $211 million, primarily due to a $217 million decrease in costs from lower gas and electricity prices.
North America Segment
Net Sales – North America Segment
Net sales for the North America segment increased by $4,248 million, to $4,649 million in the three months ended September 30,
2024, from $401 million in the three months ended September 30, 2023, and by $4,260 million, to $5,499 million in the nine months ended September 30, 2024, from $1,239 million in the nine months ended September 30, 2023. These increases were primarily due to the positive impact of $4,249 million from the acquisition of WestRock.
Adjusted EBITDA – North America Segment
Adjusted EBITDA for the North America segment increased by $714 million, to $780 million in the three months ended
September 30, 2024, from $66 million in the three months ended September 30, 2023, and by $691 million, to $900 million in the nine months ended September 30, 2024, from $209 million in the nine months ended September 30, 2023. These increases were primarily driven by a $724 million positive impact from the acquisition of WestRock.
LATAM Segment
Net Sales – LATAM Segment
Net sales for the LATAM segment increased by $165 million, to $506 million in the three months ended September 30, 2024, from
$341 million in the three months ended September 30, 2023, and by $187 million, to $1,187 million in the nine months ended
September 30, 2024, from $1,000 million in the nine months ended September 30, 2023. These increases were primarily due to the positive impact of $175 million from the acquisition of WestRock.
Adjusted EBITDA – LATAM Segment
Adjusted EBITDA for the LATAM segment increased by $42 million, to $116 million in the three months ended September 30, 2024, from $74 million in the three months ended September 30, 2023 and by $40 million, to $257 million in the nine months ended
September 30, 2024, from $217 million in the nine months ended September 30, 2023. These increases were primarily driven by a positive impact of $56 million from the acquisition of WestRock.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program, and committed credit lines. The uncommitted commercial paper program is supported by the $4.5 billion New RCF with a separate swingline sub-facility which allows for same-day drawing in U.S. Dollar. The amount of commercial paper outstanding does not reduce available capacity under the New RCF. The primary uses of this liquidity are to fund Smurfit Westrock’s day-to-day operations, capital expenditure, debt service, dividends and other investment activity, including acquisitions.
On April 3, 2024, Smurfit Kappa Treasury, completed an offering in the aggregate principal amount of $2,750 million of senior unsecured notes in three series, comprised of the following: $750 million aggregate principal amount of 5.200% senior notes due 2030
(the “2030 Notes”), $1,000 million aggregate principal amount of 5.438% senior notes due 2034 (the “2034 Notes”) and $1,000 million aggregate principal amount of 5.777% senior notes due 2054 (the “2054 Notes” and, together with the 2030 Notes and 2034
Notes, the “Notes” or the “Financing”) (such offering, the “Notes Offering”).
Net proceeds of the Offering were used to finance the Cash Consideration, fees, commissions, costs and expenses payable in connection with the Combination and for general corporate purposes including the repayment of indebtedness.
On June 28, 2024, conditional upon the closing of the Combination, the Company entered into the New Credit Agreement with certain lenders and Wells Fargo Bank, National Association, as agent, providing for (i) the $600 million Term Loan Facility, (ii) a multicurrency revolving loan facility in an aggregate principal amount of $4,500 million including a swingline sub-facility in an aggregate principal amount of $500 million (together, defined above as the New RCF). As of September 30, 2024, there was no amount outstanding under the facility.
On July 2, 2024, the Term Loan Facility of $600 million under the New Credit Agreement was cancelled prior to any drawdown and no early termination penalties were incurred as a result of the cancellation. On July 5, 2024, the Company cancelled the €1,350 million
Existing RCF as part of the conditions of the New Credit Agreement upon the closing of the Combination on the Closing Date.
Additionally, following the Combination and during the quarter ended September 30, 2024, Smurfit Westrock repaid or otherwise discharged certain outstanding debt including the following: on July 5, 2024, the Company funded the prepayment and cancellation of the $750 million delayed draw term loan agreement as held by WestRock at that date, on August 12, 2024, the Company redeemed
€250 million aggregate principal amount of senior notes due February 2025, and on September 17, 2024, the Company discharged
$600 million aggregate principal amount of senior notes due March 2025. See “Note 11. Debt” of the Notes to the Condensed
Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding Smurfit
Westrock’s debt during the nine months ended September 30, 2024.
The Company believes that the cash flows generated from its operations, cash on hand, its commercial paper program, available borrowings under its committed credit lines and available capital through access to capital markets  will be adequate to meet the
Company's  liquidity and capital requirements, including payments of any declared common stock dividends,  for the next 12 months and for the foreseeable future.
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheet as of September 30, 2024, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See the paragraph entitled “Contractual
Obligations and Commitments” for more information.

As of September 30, 2024, Smurfit Westrock had $13,964 million of debt, excluding debt issuance costs, of which $753 million was current. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At September 30, 2024 the unamortized fair value market adjustment was $58 million. As of September 30, 2024,
Smurfit Westrock held cash and cash equivalents of $951 million, of which $493 million were held in Euro, $198 million were held in
U.S. dollar, and $260 million were held in other currencies. As of September 30, 2024, Smurfit Westrock had $18 million of restricted cash which was held in Smurfit Westrock subsidiaries and by a trust which facilitates the operation of Smurfit Westrock’s long-term incentive plans. Restricted cash comprises cash held by Smurfit Westrock, which is used as security for specific financing arrangements, and to which Smurfit Westrock does not have unfettered access. As discussed above, on July 5, 2024, Smurfit Kappa paid consideration of $1,291 million for the cash component of the Combination. See the paragraph entitled “Overview” for additional details.
Included within the carrying value of Smurfit Westrock’s borrowings as of September 30, 2024, are debt issuance costs of $45 million, of which $8 million is current, all of which will be recognized in interest expense in Smurfit Westrock’s Condensed Consolidated
Statement of Operations using the effective interest rate method over the remaining life of the borrowings.
At September 30, 2024, the Company had approximately $4.7 billion in undrawn committed facilities available under the New RCF and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.6 years as of September 30, 2024. Combined with cash and cash equivalents of $951 million, the Company has approximately $5.7 billion liquidity available.
Smurfit Westrock uses a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. The programs are described below.
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of the
Company’s annual net sales. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 10.  Fair Value Measurement” for a discussion of the Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurift Westrock and its suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Wesrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the line items accounts payable in the Company’s consolidated balance sheets and the activity is reflected in net cash provided by operating activities in the Company’s consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with Smurfit WestRock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 13% of the Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were $432 million as of September 30, 2024.

Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 11.
Debt” and “Note 18. Variable Interest Entities” of the Notes to Condensed Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.
Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Condensed Consolidated Statements of Cash
Flows for the nine months ended September 30, 2024, and 2023:

	Nine months ended
	September 30,	September 30,
	2024	2023
	($ in millions)
Net cash provided by operating activities	$702	$948
Net cash used for investing activities	$(1,595)	$(677)
Net cash provided by (used for) financing activities	$869	$(378)
Net cash provided by operating activities decreased by $246 million, or 25.9%, to $702 million in the nine months ended
September 30, 2024, from $948 million in the nine months ended September 30, 2023, primarily due to a $111 million increase in the outflow in the change in operating assets and liabilities due to additional operating cash flow activity as a result of the acquisition and higher corrugated volumes (excluding acquisitions) in the Europe, MEA and APAC segment. Additionally, net cash provided by operating activities decreased by $135 million due to a decrease in net income adjusted for non-cash items, including depreciation, depletion and amortization, share-based compensation expense, deferred income tax, and pension and other postretirement funding more than cost.
Net cash used for investing activities of $1,595 million in the nine months ended September 30, 2024, consisted primarily of capital expenditures of $897 million and cash paid for purchase of businesses, net of cash acquired of $716 million, which primarily related to the cash consideration of $1,291 million (net of cash acquired of $603 million) for the acquisition of WestRock. This was partially offset by proceeds from sale of property, plant and equipment of $15 million. Net cash used for investing activities of $677 million in the nine months ended September 30, 2023, consisted primarily of capital expenditures of $661 million.
Net cash provided by financing activities was $869 million in the nine months ended September 30, 2024, which consisted of additions to debt of $3,127 million (refer above to the Notes Offering for additional details), partially offset by repayments of debt of
$1,640 million, cash dividends paid to stockholders of $493 million, debt issuance costs of $44 million, changes in commercial paper net of $33 million, purchases of treasury stock of $27 million, and tax paid in connection with shares withheld from employees of $21 million. Net cash used for financing activities of $378 million in the nine months ended September 30, 2023, consisted primarily of cash dividends paid to stockholders of $299 million, repayments of debt of $120 million, and purchases of treasury stock of $30 million, and was partially offset by additions to debt of $77 million.

Contractual Obligations and Commitments
We summarize our enforceable and legally binding contractual obligations as of September 30, 2024, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
	($ in millions)
	Total	Fiscal 2024 (5)	Fiscal 2025 and 2026	Fiscal 2027 and 2028	Thereafter
Long-Term Debt, including current portion, excluding finance lease obligations (1)	$13,435	$682	$2,564	$2,965	$7,224
Lease obligations (2)	1,956	106	662	453	735
Purchase obligations and other (3) (4)	5,017	1,483	1,414	708	1,412
Total	$20,408	$2,271	$4,640	$4,126	$9,371
(1) Includes only principal payments owed on the Company’s debt assuming that all of the long-term debt will be held to maturity, excluding scheduled payments.
The Company has excluded $58 million of fair value of debt step-down from the table to arrive at the Company’s debt obligations. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements for additional information.
(2) Includes the undiscounted cash flows of operating lease liabilities and finance lease liabilities. See “Note 12. Leases” of the Notes to Condensed Consolidated
Financial Statements for additional information.
(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including:
fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. These obligations relate to various purchase agreements for items such as minimum amounts of energy, fiber, and wood purchases over periods ranging from one year to six years. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Purchase obligations exclude agreements that are cancellable without penalty. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.
(4) Includes future estimated minimum pension plan contributions, multiemployer pension plans (“MEPP”) withdrawal payments with definite payout terms and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. The Company’s estimates are based on various factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in funded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that assumptions may change, actual market performance may vary or Smurfit Westrock may decide to contribute different amounts. The Company has excluded $114 million of MEPP withdrawal liabilities recorded as of
September 30, 2024, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 15.
Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.
(5) Payments due for the remainder of the fiscal year ending December 31, 2024.
Capital Commitments
Estimated costs for future purchases of property, plant and equipment that Smurfit Westrock is obligated to purchase as of
September 30, 2024, total approximately $862 million.
Off-Balance Sheet Arrangements
As of September 30, 2024, Smurfit Westrock did not have any off-balance sheet arrangements.

NON-GAAP FINANCIAL MEASURES
Definitions
Non-GAAP Financial Measures
Smurfit Westrock reports its financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”).
However, management believes certain non-GAAP financial measures, as discussed below, provide Smurfit Westrock’s board of directors, investors, potential investors, securities analysts and others with additional meaningful financial information that should be considered when assessing its ongoing performance. Smurfit Westrock management also uses these non-GAAP financial measures in making financial, operating and planning decisions, and in evaluating company performance. Non-GAAP financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative for, the GAAP results. The non-GAAP financial measures Smurfit Westrock presents may differ from similarly captioned measures presented by other companies. Smurfit Westrock uses the non-GAAP financial measures “Adjusted EBITDA,” “Adjusted Net Income,” and “Adjusted Earnings Per Share - Basic.”
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net (loss) income before income taxes, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service (benefit)
expense, net, share-based compensation expense, other expense, net, impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, restructuring costs, legislative or regulatory fines and reimbursements and losses at closed facilities. Smurfit Westrock views Adjusted EBITDA as an appropriate and useful measure used to compare financial performance between periods.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net (loss) income”. Management believes this measure provides Smurfit Westrock’s management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate Smurfit Westrock’s performance because, in addition to income tax expense, depreciation, depletion and amortization expense, interest expense, net, pension and other postretirement non-service (benefit)
expense, net, and share-based compensation expense, Adjusted EBITDA also excludes restructuring costs, impairment of goodwill and other assets and other specific items that management believes are not indicative of the operating results of the business. Smurfit
Westrock and its board of directors use this information in making financial, operating and planning decisions and when evaluating
Smurfit Westrock’s performance relative to other periods.
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net (loss) income, the most directly comparable GAAP measure, for the periods indicated.

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
($ in millions)
Net (loss) income	$(150)	$229	$173	$777
Income tax expense	33	73	164	258
Depreciation, depletion and amortization	564	147	872	430
Amortization of fair value step up on inventory	227	—	227	—
Transaction and integration-related expenses associated with the Combination	267	17	350	17
Interest expense, net	167	39	225	109
Pension and other postretirement non-service (benefit) expense, net	(8)	9	31	29
Share-based compensation expense	123	7	154	43
Other expense, net	13	4	13	19
Other adjustments	29	—	11	—
Adjusted EBITDA	$1,265	$525	$2,220	$1,682

Other adjustments for the three months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million. There were no amounts included in other adjustments for the three months ended September 30, 2023. Other adjustments for the nine months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million, partially offset by legislative or regulatory fine reimbursement of $18 million. There were no amounts included in other adjustments for the nine months ended September 30,
2023.
Adjusted Net Income and Adjusted Earnings per Share - Basic
Smurfit Westrock uses the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Share - Basic”.
Management believes these measures provide Smurfit Westrock’s management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate Smurfit Westrock’s performance because they exclude transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the operating results of the business. Smurfit Westrock and its board of directors use this information when making financial, operating and planning decisions and when evaluating Smurfit Westrock’s performance relative to other periods. Smurfit Westrock believes that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Share - Basic are Net
(loss) income attributable to common stockholders and basic earnings per share attributable to common stockholders (“Earnings Per
Share - Basic”).
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Net Income to Net (loss) income attributable to common stockholders and Earnings Per Share - Basic to Adjusted Earnings Per Share, the most directly comparable GAAP measures for the periods indicated.

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in $ millions, except per share data)
Net (loss) income attributable to common stockholders	$(150)	$229	$173	$777
Transaction and integration-related expenses associated with the Combination	267	17	350	17
Amortization of fair value step up on inventory	227	—	227	—
Bridge facility fees	—	8	—	8
Loss on debt extinguishment and amortization of deferred debt issue costs	5	—	5	—
Other adjustments	29	—	11	—
Income tax on items listed above	(107)	—	(107)	—
Adjusted Net Income	$271	$254	$659	$802

Earnings Per Share - Basic	$(0.30)	$0.89	$0.51	$3.01
Transaction and integration-related expenses associated with the Combination	0.52	0.07	1.03	0.07
Amortization of fair value step up on inventory	0.45	—	0.66	—
Bridge facility fees	—	0.03	—	0.03
Loss on debt extinguishment and amortization of deferred debt issue costs	0.01	—	0.01	—
Other adjustments	0.06	—	0.03	—
Income tax on items listed above	(0.21)	—	(0.31)	—
Adjusted Earnings Per Share – Basic	$0.53	$0.99	$1.93	$3.11
Other adjustments for the three months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million. There were no amounts included in other adjustments for the three months ended September 30, 2023. Other adjustments for the nine months ended September 30, 2024 include restructuring costs of $19 million, losses at closed facilities of $8 million and impairment of other assets of $2 million, partially offset by legislative or regulatory fine reimbursement of $18 million. There were no amounts included in other adjustments for the nine months ended September 30,
2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have prepared our accompanying condensed consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. Significant accounting policies are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes, and in the
Notes of the 2023 Consolidated Financial Statements of Smurfit Kappa. There have been no material changes during the three months ended September 30, 2024, to Smurfit Westrock’s critical accounting policies and estimates as identified by Smurfit Kappa.
NEW ACCOUNTING STANDARDS
See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated
Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and expected effects on Smurfit Westrock’s results of operations and financial condition.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Information relating to quantitative and qualitative disclosures about market risk is shown in the Registration Statement, which information is incorporated herein by reference. There have been no material changes in Smurfit Westrock’s exposure to market risk as identified in the 2023 Consolidated Financial Statements of Smurfit Kappa since December 31, 2023.

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
Based on this evaluation, Mr. Smurfit and Mr. Bowles concluded that as of the end of the period covered by this quarterly report,
Smurfit Westrock’s disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed elsewhere in this report, on July 5, 2024, we completed the Combination between Smurfit Kappa and WestRock. Prior to the Combination, Smurfit Kappa, as a public limited company incorporated in Ireland and listed on the London Stock Exchange and on the Euronext Dublin Market, was not subject to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), while WestRock, as a
U.S. publicly traded company incorporated in Delaware and listed on the New York Stock Exchange, was subject to Section 404 of
SOX. Upon the completion of the Combination Smurfit Kappa and WestRock became wholly-owned subsidiaries of Smurfit
Westrock.
As a result of the Combination, Smurfit Westrock’s management is in the process of integrating Smurfit Kappa and WestRock’s legacy internal control frameworks. In connection with Smurfit Westrock’s assessment of its internal control over financial reporting for the purposes of complying with Section 302 of SOX, we have identified a material weakness relating to the company’s selection and development of control activities intended to mitigate the risks to achieving its objectives. This relates to certain processes and controls principally at historical Smurfit Kappa that were not subject to the requirements of Section 404 of SOX prior to the
Combination.
This material weakness resulted in:
•A lack of formalization of an existing control process for documenting evidence of management review and performance of control procedures, including the level of precision in the execution of controls and procedures to ascertain completeness and accuracy of information produced by the Company.
•Existing controls related to the preparation and review of manual journal entries not designed to adequately mitigate the associated risks.
•The need to augment General IT Controls, specifically as they pertain to (i) logical access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel and (ii) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.

Remediation Plan
We have begun the process of designing and implementing remediation measures in respect of this material weakness and to improve our internal control over financial reporting. These remediation measures include a number of actions:
•designing and implementing policies and guidance related to the operation of controls;
•developing appropriate controls over the review of manual journal entries; and
•enhancing and expanding across the organization the general IT processes and controls.
In addition, control operators have participated in SOX training sessions, with a specific focus on the formalization of review procedures performed in executing controls.
While we are working to remediate the identified deficiencies as timely and efficiently as possible, we cannot yet provide an estimate of the time it will take to complete this remediation plan. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.
Changes in Internal Control over Financial Reporting
Other than the changes that may continue to result from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules
13a15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2024 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 17, “Commitments and Contingencies,”
included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Combined Financial Statements included herein.
Item 1A. Risk Factors
Risk Factor Summary
The following summary is intended to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. Some of the factors that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares, include:
Market and Industry Risks
•As a leading global manufacturing business, we have been, and may be materially adversely affected by economic, geopolitical and social factors that are beyond our control.
•We may be adversely affected by uncertainty, downturns, actions taken by competitors or other changes in the paper and packaging industry.
•Our earnings are highly dependent on demand.
•Price fluctuations in, or shortages in the availability of, energy, transportation and raw materials could materially adversely affect our business.
•We are exposed to significant competition in the containerboard and packaging industry, which may be materially and adversely affect the price and volume of products sold.

Operating Risks
•We may experience business disruptions that adversely affect our operations.
•We may fail to anticipate trends and develop or integrate new technologies or to protect intellectual property related to our products and technologies.
•Our capital expenditures may not achieve the desired outcomes or may be completed at a higher cost than anticipated.
•We are exposed to risks related to our international sales and operations.
•We could be exposed to currency exchange rate fluctuation risks.
•We may produce faulty or contaminated products due to failures in quality control measures.
•We are subject to cybersecurity risks that could threaten the confidentiality, integrity and availability of data in our systems, and could result in disruptions to our operations.
•We may be adversely impacted by work stoppages and other labor relations matters.
•We may not be able to attract, motivate and/or retain qualified personnel, including our key personnel.
•We face challenges associated with sustainability matters, including climate change and scarce resources.
•Failure by us to successfully implement strategic transformation initiatives, including those relating to information technology infrastructure, could adversely affect our business.
•If we are unsuccessful in integrating acquisitions or if disposals result in unexpected costs or liabilities, our business could be materially and adversely affected.
Risks Related to the Combination
•We may not realize all of the benefits of the recent Combination or such benefits may take longer than anticipated or may be lower than estimated.
•We may fail to successfully integrate Smurfit Kappa and WestRock, including their individual cultures and philosophies.
•We have incurred and will incur significant costs as a result of becoming subject to various U.S. laws and regulations, including U.S. securities laws and reporting requirements.
•We have identified a material weakness in our internal control over financial reporting  that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations
•We will be required to comply with the Sarbanes-Oxley Act and may incur significant costs and devote substantial management time towards developing and maintaining adequate internal controls, which may materially adversely affect our operating results in the future.
•Changes in existing financial accounting standards or practices may have a material adverse effect on our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Financial Risks
•Our continued growth depends on our ability to retain existing customers and attract new customers.
•Our debt could adversely affect our financial health.
•Adverse credit and financial market events and conditions, as well as credit rating downgrades, could, among other things, impede access to or increase the cost of financing.
•We have a significant amount of goodwill and other intangible assets and a write-down could materially adversely impact our operating results.
•We have a number of pension arrangements that are currently in deficit and may incur additional liability and/or increased funding requirements in connection with multi-employer pension plans.
•Any dividend payment in respect of our shares is subject to a number of factors, and there are no guarantees that the
Company will pay dividends or the level of any such dividends.

Legal and Regulatory Risks
•We are subject to a wide variety of laws, regulations and other requirements that may change or may impose substantial compliance costs.
•We are subject to a growing number of environmental and climate change laws and regulations.
•We are subject to compliance with antitrust and similar legislation in areas where we operate.
•We are subject to a number of laws and regulations relating to privacy, security and data protection, and failure to comply could lead to fines and/or litigation.
•Failure to comply with applicable occupational health and safety and environmental laws and regulations may have a material adverse effect on our business.
•The Company’s maintenance of two exchange listings may adversely affect liquidity in the market for our shares and result in pricing differentials of our shares between the two exchanges.
Risks Related to Our Incorporation in Ireland
•We are incorporated in Ireland and Irish law differs from the laws in effect in the U.S. As a result, shareholders may have less protection, and we are required to comply with, and are subject to, certain Irish laws in respect of certain actions and decisions, including certain capital decisions, dividends, certain tax matters and anti-takeover protections available to us.
Market and Industry Risks
As a leading global manufacturing business, we have been, and may be in the future, materially adversely affected by factors that are beyond our control, such as economic and financial market conditions, geopolitical conflicts and other social and political unrest or change.
Our industry has been, and may be, adversely affected by a number of factors that are beyond our control, including, but not limited to:
•macroeconomic and business conditions, including deteriorating macroeconomic conditions and related supply and demand dynamics, as well as inflation and deflation;
•geopolitical conflicts and other social and political unrest or change;
•sustainability, environmental regulations and trade policies and agreements;
•conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, rising commodity prices, and currency exchange rate fluctuations, which may impact price and demand for our products;
•financial uncertainties in our major international markets;
•government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate; and
•cyber incidents and related threats to the confidentiality, integrity and availability of data in systems.
The outlook for the global economy in the near- to medium-term remains uncertain and we are unable to predict the timing or rate at which economic conditions in our markets may change and the impact of such changes. For example, if the economic climate were to deteriorate as a result of geopolitical events (such as the Russian war in Ukraine or the conflict in the Middle East) or geopolitical uncertainty, trade tensions and/or a pandemic, it could result in an economic slowdown which, if sustained over any significant length of time, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares. In addition, changes in trade policies, including renegotiating, or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with operating our business, including certain of our capital investments. The global economy also continues to experience elevated levels of inflation, and we experienced cost inflation across our business in fiscal 2023 and early in 2024, albeit at moderating levels since fiscal 2022. Persistent inflation results in higher manufacturing and transportation costs, which we may not be able to recover through higher prices charged to our customers.

We also cannot predict the timing or duration of any downturn in the economy that may occur in the future. In addition, changes to or withdrawals from free trade agreements and the implementation of tariffs, border taxes or other measures that can limit international trade may have a negative impact on manufacturing and production levels of businesses and customers in the markets in which we operate, which may in turn decrease demand for our products.
Unanticipated events such as global conflicts, public health crises, extraordinary weather events, labor disputes or strikes, and cyber incidents may cause instability in global financial and foreign exchange markets. This instability could lead to volatility in the value of our operating and functional currencies, hinder the availability of financing from our current lenders.
Our results of operations, cash flows and financial condition, and the trading price of our ordinary shares could be further adversely affected, perhaps materially, by any of these matters.
We may be adversely affected by uncertainty, downturns, actions taken by competitors (such as the addition of new capacity) or other changes in the paper and packaging industry; in addition, the cyclical nature of the paper and packaging industry could result in overcapacity and depress prices for our products.
We are highly dependent on the market dynamics of the paper and packaging industry. We could therefore be materially adversely affected by negative developments, uncertainty, downturns and changes in the paper and packaging industry as a whole or in part, as well as by the addition of new capacity by our competitors. A lack of investor confidence in the paper and packaging industry could also have an adverse effect on the trading price of our ordinary shares.
Our operating results are impacted by the paper and packaging industry’s historical cyclical investment pattern. This cyclicality arises, in part, from the capital intensity of facilities such as paper mills (which generally continue production as long as paper prices are sufficient to cover their marginal costs), the lead time between the planning and completion of a new mill and the fact that new additions of containerboard and paperboard capacity tend to be large relative to the overall demand for the product. In addition, there is the potential to convert certain other paper machines into containerboard machines, which may contribute to overcapacity.
Consequently, the industry has from time-to-time experienced periods of substantial overcapacity and there can be no assurance that this will not reoccur.
In the absence of sufficient economic growth to generate increased demand or the closure of facilities (either temporarily or permanently) to mitigate the effect, new capacity can cause a period of regional overcapacity which may lead to downward pricing pressure.
These adverse effects could be further exacerbated if producers in other regions (particularly China) experience overcapacity within their own local and regional markets and seek to increase their levels of exports into those markets within which we operate and do so at lower pricing levels. The effect of such activity would be to depress prices for our products and could materially adversely affect our selling prices and profitability.
We believe that the trading price of our ordinary shares has been adversely affected in part due to the impact of macroeconomic conditions on pricing and demand and announcements by certain of our competitors of planned additional capacity in the North
American containerboard market, as well as the subsequent implementation of certain of those plans and the impact it will have on future supply and demand dynamics and pricing.
In addition, many of our customer contracts include price adjustment provisions based upon published indices (including those published by Pulp and Paper Week (“PPW”)) for our products that contribute to the setting of selling prices for some of our products.
PPW is a limited survey that may not accurately reflect changes in market conditions for our products. Changes in how these indices are determined or maintained, or other indices are established or maintained, could adversely impact the selling prices for these products. If published containerboard and paperboard index prices decline in a period, such changes will result in lower prices, and likely lower profitability, for certain of our products, which could have an adverse effect on our results of operations, cash flows and financial condition.

Our earnings are highly dependent on demand.
Because our operations generally have high fixed operating costs, and pricing movements can be triggered, at times, by imbalances between supply and demand, our earnings are highly dependent on demand, which tends to fluctuate due to macroeconomic conditions, dynamics in the markets we serve, and due to company- and customer-specific issues. For example, through 2023 and
2024, we have been experiencing lower demand due to factors such as, but not limited to, challenging macroeconomic conditions, certain customer inventory rebalancing and shifting consumer spending. These fluctuations at times lead to significant variability in our sales, results of operations and cash flow , making it difficult to predict our financial results with certainty.
The extent of the impact of public health crises, including a pandemic, or related containment measures and government responses, are highly uncertain and cannot be predicted, including as it relates to demand and volume for our products and could therefore adversely affect our operational and financial performance.
Price fluctuations in, or shortages in the availability of, energy, transportation and raw materials could materially adversely affect our business.
Our margins are significantly affected by the prices that we are able to charge for our products and the costs of the raw materials we require to make these products. Our primary raw materials are recovered fiber, particularly old corrugated containers (“OCC”), and wood fiber. The prices for these raw materials tend to be volatile, and price fluctuations affect our margins.
OCC and wood fiber are used in the manufacture of our paper-based packaging products and are purchased in increasingly competitive, price-sensitive markets. OCC prices are based on market prices that have historically exhibited price and demand cyclicality and significant price volatility over short periods and may do so again in the future. In particular, the price of OCC depends on a variety of factors over which we have no control, including demand from outside our countries of operation, environmental and conservation regulations, natural disasters and weather. Despite owning our own recycling depots to independently source OCC supplies, from a price perspective, OCC prices are linked to official reference prices and are therefore based on market prices.
Historically, these market prices have exhibited significant price volatility.
Prices of wood fiber are also impacted by many of these factors. A decrease in the supply of such raw materials has caused, and any such decrease in the future can be expected to cause, higher costs. In addition, the increase in demand for products manufactured, in whole or in part, from OCC has in the past caused an occasional supply or demand imbalance in the market for OCC. It may also cause a significant increase in the cost of wood fiber used in the manufacture of recycled containerboard and related products. Asian purchasers have been in the OCC market for a number of years and have become material purchasers in the sector due to significant ongoing expansion of their recycled containerboard mills capacity. The effect of this has been to create volatility with respect to the price of OCC. Our raw material costs are likely to continue to fluctuate based upon supply and demand characteristics.
In response to growing pressure from increased environmental awareness and the need to comply with environmental emission targets, a number of northern European governments have sought to encourage the use of wood for energy generation purposes through the use of subsidies. These policies create a new source of demand for wood. This has the effect of increasing the price of wood fiber and consequently the cost of our raw materials for the production of kraftliner. If this trend continues or grows, this could lead to further raw material price increases and could have a material adverse effect on our margins.
Many of our customer contracts contain price adjustment clauses allowing us to pass increased costs on to our customers. However, not all of our agreements contain these clauses and these clauses may not in all cases be effective to offset our increased costs. Where we are able to raise prices there is generally a three- to six-month lag between the time our raw material prices increase and the time we realize increased pricing from our customers.

Certain of the Company’s paper mills are subject to regulation under regulatory programs that mandate reductions in greenhouse gas emissions, including the EU Emissions Trading Scheme, Quebec’s Regulation respecting a cap-and-trade system for greenhouse gas emission allowances, and, in the United States, the Washington Climate Commitment Act, whereby covered businesses are issued emissions allowances based on an annual limit or “cap” on greenhouse gas emissions and are required to have a sufficient number of allowances to cover their annual greenhouse gas emissions. If a business’ greenhouse gas emissions exceed its available allowances, it may be required to make capital investments or other expenditures to reduce emissions, or it may be required to buy additional allowances on the market, at government auctions, or from other program participants. Failure to have a sufficient number of allowances available may subject a business to penalties. As part of an energy-intensive, trade-exposed sector, the Company’s paper mills that are subject to existing cap-and-trade regulations are entitled to receive a certain number of greenhouse gas emission allowances at no cost to ease the energy transition. To date, the number of no-cost allowances granted to our mills has been sufficient to cover our compliance obligations; however, there is a risk that in the future we will not have enough free allowances to meet our compliance requirements. If we are required to make investments to reduce our greenhouse gas emissions, such as switching fuels to lower carbon alternatives, or purchase allowances, these costs may not be recoverable through higher prices for our products and could negatively affect our operations, financial condition and cash flows. Failure to meet our greenhouse gas obligations could result in fines, penalties and potential damage to our business reputation. We also face risks that more of the Company facilities could become subject to cap-and-trade programs or similar greenhouse gas reduction mandates in the future and that these programs or mandates could significantly increase our energy and other input costs in these jurisdictions.  Our production processes are energy intensive. If energy prices increase in the future, this would increase our production costs, which could consequently have a material adverse effect on our profitability.
We distribute our products primarily by truck, rail and sea. The reduced availability of trucks, rail cars or cargo ships, including as a result of labor shortages in the transportation industry, could adversely impact our ability to distribute our products in a timely or cost-
effective manner. Higher transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
The failure to obtain raw materials, energy or transportation services at reasonable market prices (or the failure to pass on price increases to customers) or a reduction in the availability of raw materials, energy or transportation services due to increased demand, significant changes in climate or weather conditions or other factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
We are exposed to significant competition in the paper and packaging industry, and if we are unable to compete effectively, our results of operations, cash flows and financial condition, and the trading price of our ordinary shares, could be adversely affected.
We operate in a highly competitive and fragmented industry. The paper and packaging industry is characterized by a high level of price competition, as well as other competitive factors including innovation, design, quality and service. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations, financial condition and the trading price of our ordinary shares could be materially adversely affected. Pricing pressure could arise from, among other things, limited demand growth in the market in question, price reductions by competitors, entry of new competitors into the markets in which we operate, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to operate or successfully relocate or open production facilities in countries where production costs are lower than those in which we operate and the introduction by our competitors of new products, technologies and equipment, including the use of artificial intelligence and machine learning solutions.
Our products also compete, to some extent, with various other packaging materials, including products made of plastics, wood and various types of metal. Customer shifts away from paper packaging to packaging made from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.

Operating Risks
We may experience business disruptions that adversely affect our operations.
We depend on continuous operation of our facilities. The operations at our facilities have in the past and may in the future be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:
•catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornadoes and droughts, and pandemics, such as COVID-19, or other health crises or similar occurrences;
•interruptions in the delivery of raw materials or other manufacturing inputs;
•failure of third-party service providers and/or business partners to fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•government regulations;
•prolonged power failures;
•unscheduled maintenance outages, including due to equipment breakdowns or failures;
•information system disruptions or failures due to any number of causes, including cyber incidents;
•violations of our permit requirements or revocation of permits;
•releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•shortages of equipment or spare parts; and
•labor disputes, strikes and shortages.
Business disruptions have impaired, and may in the future impair, our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares. For example, operations at several of our facilities located in the south and southeastern U.S. have been interrupted in recent years by hurricanes and severe winter weather, resulting in, among other things, lost mill production. In addition, the impact of any future public health crises, including a pandemic, or other business disruptions, on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted. Our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials or if significant portions of our workforce are unable to work effectively as a result of a business disruption. We have contingency plans and insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, that we use to seek to mitigate the impact of business disruptions; however, we may not be successful with respect to those mitigation efforts or any claim regarding insurance coverage and, if we are successful, any amounts paid pursuant to the insurance may not be sufficient to cover all our costs and expenses.
Smurfit Westrock has 30 mills in North America, with the capacity to produce close to 14.8 million tons of paper per year, including
14 mills that each have the capacity to produce more than 0.5 million tons of paper per year. In Europe/MEA/APAC, we have 23 mills, including seven mills that each have the capacity to produce 0.5 million tons or more of paper and board per year, compared with our overall capacity of around 7.6 million tons. In Latin America, we have nine mills with a total capacity of around 1.6 million tons, including one mill that has the capacity to produce more than 0.5 million. If operations at any of these key mills were interrupted for any significant length of time, it could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
We may fail to anticipate trends and develop or integrate new technologies that would enable us to offer products that respond to changing customer preferences or to protect intellectual property related to our products and technologies.
Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, certain states and local governments have adopted laws banning single- use paper bags or charging businesses or customers fees to use paper bags. These and similar developments could adversely impact demand for certain of our products.

Customer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health and sustainability concerns and perceptions. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. In addition, customers are increasingly interested in the carbon footprint of our products, and future packaging developments and trends may drive further substitution. Our results of operations, cash flows and financial condition, and the trading price of our ordinary shares, could be adversely affected if we fail to anticipate and address these and other trends, including by developing and offering products that respond to changing customer preferences, or if there is any significant substitution away from paper-based packaging products.
In addition, creating or adopting new or complementary technologies and subsequently integrating them may be costly and difficult.
We have been involved in trialing new and evolving technology, but doing so may require significant investments of capital, and such innovations are subject to long lead times and failure. Trialing such technology can take an extended period of time, with little to no returns in the short or medium terms. Any such risks could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
Our success also depends, in part, upon our ability to obtain and maintain protection for certain proprietary packaging products and packaging machine technologies used to produce our products. Failure to protect our existing intellectual property may result in the loss of valuable legal rights. Our competitors may obtain intellectual property rights that could require us to license those rights or to modify or cease the use or sale of certain of our technologies or products. Our patents could be invalidated, rendered unenforceable, circumvented, challenged or licensed to others, and our pending or future patent applications may not be issued with the scope of the claims we seek, if at all. Further, other companies may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents, and steps we take to protect our technologies may not prevent misappropriation of those technologies.
Our capital expenditures may not achieve the desired outcomes or may be completed at a higher cost than anticipated.
We operate in a capital-intensive industry and undertake expansion projects to either support growth in our business or improve the breadth and quality of our product offerings, including investments in both mill and converting operations. Many of our capital projects are complex, costly and/or implemented over an extended period of time. Our expenditures for capital projects could be higher than anticipated, we may experience unanticipated business disruptions or delays in completing the projects and/or we may not achieve the desired benefits from those projects, including as a result of a deterioration in macroeconomic conditions or in our business, unavailability of capital equipment or related materials, delays in obtaining permits or other requisite approvals or changes in laws and regulations. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation. Any of these circumstances could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We are exposed to risks related to international sales and operations.
We operate in many different countries. As of September 30, 2024, we operated across 40 countries. As a result, we have previously been and remain vulnerable to risks in these countries, including:
•the imposition of tariffs, quotas, import duties or other market barriers, such as restrictions on repatriating cash from foreign countries;
•responding to disruptions in existing trade agreements or increased trade tensions between countries or political and economic unions;
•the difficulties of, and costs of complying with, a wide variety of complex and changing laws, treaties and regulations;
•increased difficulty in the collection of accounts receivable, including longer collection periods;
•import and export restrictions and other trade barriers;
•inconsistent regulations and unexpected changes in legislation or regulatory requirements and increased difficulty and expense in hiring and dismissing employees;
•the imposition of quotas relating to the composition of the employee base or the local sourcing of raw materials or other similar quotas;
•political, economic and social unrest or instability (such as downturns or changes in economic activity due to, among other things, regional conflicts or commodity inflation), the ongoing hyperinflation in Argentina (which has led us to apply hyperinflationary accounting to our Argentinian operations in recent years), as well as disruptions and government intervention in national economies and social structures, including the threat of terrorism;
•geopolitical conflict, such as of the war in Ukraine, which led us to sell our Russian operations and take a related impairment charge of $159 million in respect of our Russian operations in the fiscal year ended December 31, 2022;
•work stoppages, transport interruptions and difficulties in managing international operations;
•government limitations on foreign ownership or takeovers, expropriation of private sector assets or mandated price controls;
•transfer pricing and adverse tax policies; and
•adverse currency fluctuations.
We are subject to taxation in the jurisdictions where we operate. We have several ongoing audit examinations and disputes that generally cover multiple years with various tax authorities. We base our tax returns on our interpretation of tax laws and regulations in effect; however, governing tax bodies have in the past and may in the future disagree with certain of our tax positions, which could result in a higher tax liability. See “Note 17. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial
Statements for discussion of an ongoing tax liability matter in Brazil.
The occurrence of any of the foregoing could have a material adverse effect on our earnings as a result of the related delays or increased costs in the production and delivery of products and services or otherwise disrupt the demand for our products. Any of these circumstances could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We could be exposed to currency exchange rate fluctuation risks.
We have operations in a number of countries. As such, currency movements can have a number of direct and indirect impacts on our financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S.
dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally).
Our current exposure to currency exchange rate fluctuation arises mainly in relation to our operations in the Eurozone. These operations represented 37.3% of our net sales in the nine months ended September 30, 2024.
In addition, the relative strength or weakness of the U.S. dollar is important for the industry in which we operate in both Europe and
Latin America because U.S. containerboard and paperboard prices tend to influence the world market. A weak U.S. dollar over a sustained period could result in lower imports into the United States of goods shipped in corrugated containers and, as a result, lower demand for our containers. A weak U.S. dollar could also result in additional competition in our European and Latin American markets from U.S. manufacturers that have an incentive to export more products due to increased demand for relatively lower priced
U.S. goods.
We may produce faulty or contaminated products due to failures in quality control measures and systems, which could negatively impact our business and share price.
We may fail to produce products that meet applicable safety and quality standards, which could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse reputational and financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers and reimbursing customers and/or end consumers for losses that they suffer as a result of these failures). Our failure to meet these standards could lead to regulatory investigations, enforcement actions and/or prosecutions, and could result in adverse publicity, which may damage our reputation. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition and the trading of our ordinary shares.
We provide representations in certain of our contracts that our products are produced in accordance with customer specifications. If the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If our packaging fails to meet contract specifications, we could face liability from our customers and third parties for bodily injury or other damages. These liabilities could adversely affect our operations, cash flows and financial condition and the trading price of our ordinary shares.
We are subject to cybersecurity risks that could threaten the confidentiality, integrity and availability of data in our systems, and could result in disruptions to our operations and adversely affect our operations, cash flows and financial condition.
Cybersecurity incidents could compromise our information technology or data and expose us to liability, which would cause our business and reputation to suffer. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our information technology. We also collect and store limited, non-sensitive customer personally identifiable information. The secure processing, maintenance and transmission of this information is critical to our operations. The current cyber threat environment presents enhanced risk for all companies, including those in our industry. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making targeted attacks more convincing and cybersecurity incidents more difficult to detect, contain, and mitigate.

Despite our security measures, our information technology, and that of our third-party providers and business partners, is subject to recurring attempts by threat actors to access information, manipulate data or disrupt operations. Information technology that we, third-
party providers and business partners use may be vulnerable to cyber-attacks or outages by common hackers, criminal groups, nation-
state organizations or social activist organizations (whose efforts may increase as a result of geopolitical events and political and social unrest or instability around the world) due to insider threat, malfeasance or other disruptions, such as cyber-attacks, power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters or other catastrophic events. The significant increase in remote working and the continued expansion of the integrated supply chain increase the risks of cyber incidents and the improper dissemination of personal or confidential information. Any such breach could compromise our information technology and the information stored there could be accessed, publicly disclosed, lost or stolen, potentially resulting in legal claims or proceedings and regulatory penalties. In addition, any such outage could disrupt or temporarily halt our operations resulting in reduced productivity, staff downtime, and increased insurance premiums, as well as additional costs for attempting to recover lost information, equipment or data, and could damage our reputation, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
We may also face challenges and risks during integration of acquired businesses and operations, as we and the acquired businesses and operations may face increased targeted attempts during this busy period. While we maintain plans and processes to prevent or mitigate the impact of these events, these events could nonetheless result in disruptions and damage. In addition, as a result of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, including substantial legal fees, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss, or may become materially more costly over time.  As a result,  any or all of the above events could adversely affect our operations, cash flows and financial condition and the trading price of our ordinary shares.
We may be adversely impacted by work stoppages and other labor relations matters.
There are different labor unions represented across our sites and a majority of our employees are covered by a collective labor agreement as a result of either local or national negotiations in the countries concerned. Labor disputes or other problems, such as work stoppages, or failure to successfully renegotiate the terms of any of the collective labor agreements, could lead to a substantial interruption to our business.
In addition, our business relies on vendors, suppliers and other third parties that have union employees. Any of the matters described above, including work stoppages or other labor relations matters affecting us or these vendors, suppliers and other third parties, as well as future developments in relation to our business or otherwise that adversely affect relations between us and our employees, could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
We operate in a challenging market for talent and may not be able to attract, motivate and/or retain qualified personnel, including our key personnel.
Our success depends on our ability to attract, motivate and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract, motivate and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience.
Changing demographics and labor work force trends also may result in a loss of knowledge and skills as more tenured and experienced workers retire. If we are unable to attract, motivate and retain qualified personnel, or if we experience excessive turnover, including among hourly workers, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our ordinary shares may be adversely impacted.

The market for both hourly workers and professional workers has remained challenging in fiscal 2024, particularly in the U.S. The market and labor environment for hourly workers is increasingly competitive and facing higher levels of labor unrest than has historically been experienced. In certain locations where we operate, the demand for labor continues to exceed the supply of labor, resulting in higher costs. Despite our focused efforts to attract, motivate and retain employees, we continue to focus on the stabilization of attrition rates within our workforce. We also incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay due to shift requirements and staffing challenges.
In addition, many professional workers desire a fully remote work setting. We offer flexible working arrangements in the majority of instances; however, we may experience higher levels of attrition within our professional workforce if these workers desire more remote work opportunities than we are able to offer. We may also experience higher levels of attrition if employees do not perceive the purpose and impact of their work to be rewarding or their work-life balance to be satisfactory.
We also rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, combined with a challenging market for attracting and retaining employees, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares may also be adversely impacted. The recent
Combination of may exacerbate each of these challenges.
We face challenges associated with sustainability matters, including climate change and scarce resources, which could have a significant impact on our reputation, business, results of operations, financial condition and the trading price of our ordinary shares.
We have identified multiple ways in which climate change could impact our business operations, including through extreme weather patterns. Our physical assets and infrastructure, including our manufacturing operations, are subject to risks from volatile and damaging weather patterns. For example, severe weather-related events, such as hurricanes, tornadoes, other extreme storms, wildfires, and floods, have resulted in and/or could in future periods result in lost production and/or physical damage to our facilities.
Unpredictable weather patterns or extended periods of severe weather may also result in supply chain disruptions and increased material costs. In addition, one of our key raw materials is virgin wood fiber, the availability of which is dependent on the maintenance of healthy forests, which could be impacted by adverse weather conditions, including drought, flooding and local restrictions on water usage.  Moreover, the ability to harvest the virgin fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or drought or during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas;
the introduction of a carbon tax or government mandates to reduce greenhouse gas emissions; and more stringent and/or complex environmental and other legal requirements. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
The paper manufacturing industry in which we operate is energy intensive, and government initiatives, such as the European Union
Green Deal, the European Union’s initiative to reach net zero emissions of greenhouse gases by 2050, could increase government regulation of greenhouse gas emissions, putting further limits on our paper manufacturing operations. In addition, efforts aimed at transitioning to a lower carbon economy may result in a transition towards the use of materials that are more suitable for reusable packaging  such as glass, metal or plastic. As such, demand for paper packaging may decline, while demand for alternative packaging types may increase, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.

Increased focus and activism related to sustainability matters may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. Customers, investors, regulators and other stakeholders are increasingly focusing on various sustainability issues, including those with respect to climate change, circular economy, packaging waste, sustainable supply chain practices, deforestation, biodiversity, land, energy and water use, diversity, equity, inclusion and belonging and other human capital matters. This increased awareness may result in more prescriptive reporting requirements with respect to these topics, an increased expectation that such topics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets and take action to meet them. Concern over climate change or the use and composition of packaging materials may also result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. These demands, regulatory requirements, and related perceptions and preferences could cause us to incur additional costs or to make changes to our operations to comply with such, demands, requirements and customer preferences, and a delay in our response (or the failure to respond effectively) may lead to material adverse effects on our business, results of operations, financial condition and the trading price of our ordinary shares.  See also “We are subject to a growing number of environmental laws and regulations, and the cost of compliance or the failure to comply with, and any liabilities under, current and future laws and regulations may negatively affect our business.” Further, there can be no assurance that environmental activist groups and similar organizations will not mount campaigns against us.
Both legacy Smurfit Kappa and WestRock established and publicly disclosed sustainability targets which are important to many stakeholders, including certain investors and customers. Similarly, Smurfit Westrock may develop and publish new consolidated group targets.  We expect to report performance relative to any such targets on an annual basis. Failure to meet any such targets could result in negative publicity and reputational damage and could have a material adverse effect on our business, reputation, results of operations, financial condition and the trading price of our ordinary shares. If any such targets or commitments are not achieved on their projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, this would impact our reputation as well as our relationships with investors, customers and other stakeholders. Moreover, any failure to act responsibly with respect to sustainability issues or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other sustainability matters, or increased operating or manufacturing costs due to increased regulation could have a material adverse effect on our business, reputation, operating results, financial condition and the trading price of our ordinary shares. In addition, we may also be adversely impacted as a result of conduct by contractors, customers or suppliers that fail to meet our or our stakeholders’ sustainability standards.
Any of these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Failure by us to successfully implement strategic transformation initiatives, including those relating to information technology infrastructure, could adversely affect our business.
Smurfit Kappa and WestRock have throughout the years undertaken various projects relating to information technology infrastructure.
As part of integration initiatives, the Company is reviewing and evaluating its various business systems and the system strategies and alternatives for Smurfit Westrock.  The implementation of changes in business systems could represent a significant financial undertaking and may require substantial time and attention of management and key employees. We may not be able to successfully implement these initiatives without delays or may experience unanticipated business disruptions and/or we may not achieve the desired benefits from such changes. Project completion dates may also change. Any of these items, along with any failure to effectively manage data governance risks  during implementation of these initiatives, could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
If we are unsuccessful in integrating acquisitions or if disposals result in unexpected costs or liabilities, our business could be materially and adversely affected.
We have completed a number of mergers, acquisitions, investments and divestitures in the past, including the recent Combination, and we may seek to acquire, invest in, sell or enter into transactions with additional companies in the future. See also the risks discussed under “Risks Related to the Combination” described below.
We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and future completed transactions may not be successful.

These transactions create risks, including, but not limited to, risks associated with:
•disrupting our ongoing business, including greater than expected costs and management time and effort involved in identifying and completing the transactions and integrating acquisitions;
•integrating acquired businesses and personnel into our business, including integrating personnel, information technology systems and operations across different cultures and languages, and addressing the operational risks associated with these integration activities as well as the economic, political and regulatory risks associated with specific countries;
•working with partners or other ownership structures with shared decision-making authority;
•obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory risk exposure;
•obtaining required regulatory approvals and/or financing on favorable terms;
•retaining key employees, contractual relationships or customers;
•the potential impairment of assets and goodwill;
•the additional operating losses and expenses of businesses we acquire or in which we invest;
•incurring substantial indebtedness to finance an acquisition or investment;
•incurring unexpected costs or liabilities in the context of a disposal; and
•implementing controls, procedures and policies in acquired companies.
These transactions may not be successful and may adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated time frame, or at all, and the benefits may be offset by unanticipated costs or delays.
Risks Related to the Combination
We may not realize all of the benefits of the recent Combination or such benefits may take longer than anticipated or may be lower than estimated.
We are targeting annual pre-tax run-rate synergies of $400 million by the end of the first full year following the recently completed combination between Smurfit Kappa and WestRock, owing to integration benefits, procurement leverage and administrative and overhead rationalization. In addition, we expect to achieve the anticipated benefits and run- rate synergies without adversely affecting current revenues and investments in future growth. Furthermore, as we implement commercial practices and improve our operating efficiency through the combination we expect to deliver at least an additional $400m. However, if we are not able to successfully combine the businesses of Smurfit Kappa and WestRock in an efficient and effective manner, the anticipated benefits, and run-rate synergies of the Combination may not be realized fully or at all, may take longer to realize or the costs of achieving the benefits and run-rate synergies may be more than expected. Any such risks may result in our operating costs being greater than anticipated and may reduce the net benefits of the Combination. In addition, there may be some negative impacts on our business as a result of the Combination, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We may fail to successfully integrate Smurfit Kappa and WestRock, including their individual cultures and philosophies.
Historically, Smurfit Kappa and WestRock operated as independent companies. There can be no assurance that the two businesses will continue to be integrated successfully. It is possible that the integration process could result in the loss of key Smurfit Kappa or WestRock employees, the loss of customers, the disruption of either or both companies’ ongoing businesses, unexpected integration issues, higher than expected integration costs or an overall integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Smurfit Kappa and WestRock in order to realize the anticipated benefits of the Combination:
•combining the businesses of Smurfit Kappa and WestRock and meeting our capital requirements in a manner that permits us to achieve the run-rate synergies expected to result from the Combination, the failure of which would result in the anticipated benefits of the Combination not being realized in the time frame currently anticipated or at all;
•combining the companies’ operations and corporate functions;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•reaching the potential from cross-selling corrugated and consumer-packaging products;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructures;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management teams and their resources will be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our business , and adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
We have incurred and will incur significant costs as a result of becoming subject to U.S. regulations and reporting requirements, which will place significant demands on our management team, financial controls and reporting systems, and will require a substantial amount of management time. This may materially adversely affect our operating results.
There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Combination and significant demands will be placed on our managerial, operational and financial personnel and systems. Our future operating results may be affected by the ability of our officers and key employees to manage changing business conditions and to implement, expand and revise our operational and financial controls and reporting systems in response to the Combination. For example, while WestRock prepared its financial statements in accordance with GAAP, Smurfit Kappa has historically prepared its financial statements in accordance with IFRS EU. The revisions required to consolidate the financial reporting system of the combined company and to switch the reporting system from IFRS EU to GAAP has placed demands on our financial controls and reporting systems and may continue to place such demands in the future.
Furthermore, we are required to comply with securities laws and other laws and regulations applicable in the U.S., the U.K. and
Ireland. It is expected that the applicable rules and regulations will result in considerable legal and financial compliance costs, and the cost of compliance or the failure to comply with such laws and regulations could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We will be required to comply with the Sarbanes-Oxley Act and may incur significant costs and devote substantial management time towards developing and maintaining adequate internal controls, which may materially adversely affect our operating results in the future.
In addition to complying with securities laws and other laws and regulations applicable in the U.S., the U.K. and Ireland, we are required to comply with the application of the Sarbanes-Oxley Act, as well as revise our internal control systems pursuant to U.S.
regulations, all of which is expected to result in considerable legal and financial compliance costs.
Our management is responsible for establishing, maintaining and reporting on the company’s internal controls over financial reporting and disclosure controls and procedures to comply with applicable requirements, including the reporting requirements of the Sarbanes-
Oxley Act. These internal controls must be designed by management to achieve the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and in accordance with
GAAP. We will continue to develop and refine our disclosure controls and procedures and internal control over financial reporting.
However, we have not yet assessed our internal controls over financial reporting for the purposes of complying with Section 404 of the Sarbanes-Oxley Act and will only be required to do so beginning with the fiscal year ending December 31, 2025. Material weaknesses in our internal control over financial reporting may be discovered in the future. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm further identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. See also “We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.”
We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
As more fully disclosed in Item 4, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This material weakness relates to the company’s selection and development of control activities intended to mitigate the risks to achieving its objectives and involves processes and controls principally at historical Smurfit Kappa that were not previously subject to
Section 404 of the Sarbanes-Oxley Act. This material weakness resulted in: (i) a lack of formalization of an existing control process for documenting evidence of management review and performance of control procedures, including the level of precision in the execution of controls and procedures to ascertain completeness and accuracy of information produced by the Company, (ii) existing controls related to the preparation and review of manual journal entries not designed to adequately mitigate the associated risks, and
(iii) the need to augment general IT controls, specifically as they pertain to (a) logical access controls to ensure appropriate segregation of duties and that adequately restrict access to financial applications, programs, and data to appropriate Company personnel and (b) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. While these deficiencies did not result in a material misstatement of our financial statements, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

We have begun the process of designing and implementing remediation measures in respect of this material weakness and to improve our internal control over financial reporting.  However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations or fail to prevent fraud, which may cause investors to lose confidence in our reported financial information and subject us to potential delisting from the New York Stock
Exchange (“NYSE”) and/or the London Stock Exchange (“LSE”), regulatory investigations and civil or criminal sanctions, any or all of which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
Changes in existing financial accounting standards or practices may have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
Changes in existing accounting rules or practices, new accounting pronouncements or rules or varying interpretations of current accounting pronouncements could have a material adverse effect our business, results of operations, financial conditions and the trading price of our ordinary shares, or the manner in which we conducts our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a material adverse effect on our business, results of operations, financial conditions and the trading price of our ordinary shares, and could affect the reporting of transactions completed before the announcement of a change.
Financial Risks
Our continued growth depends on our ability to retain existing customers and attract new customers.
The future growth of our business depends on our ability to retain existing customers, attract new customers as well as getting existing customers and new customers to increase their volume commitments. There is no assurance that customers will continue to use our services or that we will be able to continue to attract new volumes at the same rate as we have in the past.
A customer’s use of our services may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products and services, the effectiveness of our support services, the pricing of our products and services, the pricing, range and quality of competing products or services, the effects of global economic conditions, regulatory limitations, trust, perception and interest in the paper and packaging industry and in our products and services. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching packaging providers.
Any failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares. These efforts may require substantial financial expenditures, commitments of resources, developments of processes, and other investments and innovations.
A number of the industries in which our customers operate have experienced consolidation in the past and may continue to do so in the future. Such consolidation may affect our relations with our customers. In the past, when one of our customers has combined with another, we have on occasion lost business and there can be no assurance that this will not occur again in the future. Additionally, the ability of customers to exert pricing pressure on all suppliers, including us, has increased as their industries have consolidated and the customers have become larger. However, our level of customer concentration may increase in the future. Such consolidation could have a material adverse impact on our business, results of operations, financial condition and the trading price of our ordinary shares.

Our debt could adversely affect our financial health.
As of September 30, 2024, our total debt was $13.9 billion. Our levels of debt could restrict our operations and make it more difficult for us to satisfy our debt obligations, the implications of which could include but are not limited to:
•requiring us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•increasing our vulnerability to general adverse economic, industry or competitive conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•limiting our ability to raise additional debt or equity capital in the future;
•restricting us from making strategic acquisitions or exploiting business opportunities; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.
Any of these outcomes may adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares. To the extent that we incur additional debt or such other obligations, the risk associated with our debt described above may increase.
In addition, a portion of our debt bears interest at variable rates that are linked to changing market interest rates. Our exposure to rising interest rates subjects us to increased debt service obligations, both with respect to existing floating rate indebtedness and the incurrence of additional fixed or floating indebtedness during periods where such rates are in effect. Although we may hedge a portion of our exposure to variable interest rates by entering into interest rate swaps from time to time, we cannot provide assurances that we will do so in the future. An increase in market interest rates would increase our interest expense on our variable rate debt obligations, which may exacerbate the risks associated with our capital structure and adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares. Restrictions imposed by certain of our existing and future indentures and credit facilities limit or may limit our ability to take certain actions.
Adverse credit and financial market events and conditions, as well as credit rating downgrades, could, among other things, impede access to or increase the cost of financing, which could have a material adverse impact on our business, results of operations, financial condition and the trading price of our ordinary shares.
We rely on access to the credit and capital markets to finance our operations and refinance existing indebtedness. Any limitations on our access to the credit and capital markets on satisfactory terms, or at all, could limit our liquidity, financial flexibility or cash flows and affect our ability to execute our strategic plans, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
Our access to the credit and capital markets is subject to a number of variables, including our results of operations, margins and activity levels, the conditions of the global credit and capital markets, market perceptions of our creditworthiness and the ability and willingness of lenders and investors to provide capital. In recent years, global financial markets have experienced disruptions and general economic conditions have been volatile. During periods of financial market volatility, our access to the credit and capital markets could be impaired, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
In addition, the costs and availability of financing from the credit and capital markets depends on our credit ratings. Any rating, outlook or watch assigned to such debt securities could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgement, current or future circumstances change relating to the basis of the rating, outlook or watch, such as adverse changes to the Company’s business. Any failure to maintain investment grade credit ratings could adversely affect our future cost of funding, liquidity or access to capital markets, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We have a significant amount of goodwill and other intangible assets and a write-down could materially adversely impact our operating results.
As of September 30, 2024, we had goodwill and other intangible assets in an amount of $8,309 million. In accordance with GAAP, we do not amortize goodwill but rather test it annually and as otherwise required for impairment and any such impairments cannot be reversed. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In the event that general trading conditions and prospects deteriorate or factors underlying assumed discount rates, such as assumed long-term interest rates, change, the determined recoverable amount of certain non-current assets may fall below carrying value. We have recorded impairments in previous years. For example, in the second quarter of fiscal 2023, WestRock determined that its Global Paper and Corrugated Packaging reporting units had carrying values that exceeded their fair values, and it recorded an aggregate pre-tax, non-cash impairment charge of $1.9 billion. Additional impairments may occur in the future, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
We have a number of pension arrangements that are currently in deficit and may require increased funding due to statutory requirements, and we may also incur additional liability and/or increased funding requirements in connection with our multi-
employer pension funds.
We operate a number of pension and other long-term benefit plans throughout the world, devised in accordance with local conditions and practice. Currently, a significant but declining proportion of our employees are members of defined benefit pension arrangements, most of which are now closed to new entrants and future benefit accrual. The deficit of these employee benefit plans was $228.0 million as of September 30, 2024.
An increase in the value of the liabilities or decrease in the value of pension plan assets may negatively affect our balance sheet and distributable reserves, any of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares. The liabilities will mainly be affected by increases in life expectancy and by changes in long-
term yields, which are used to discount the liabilities to present value. The assets will be affected by increases in long-term yields, which will reduce the value of bond investments, and by movements in equity markets. These factors create a considerable degree of volatility in the measurement of any pension scheme’s deficit or surplus.
There is a risk that equity and bond markets will deteriorate if the global economic climate worsens, which could negatively affect the funded status of our post-employment defined benefit arrangements. In addition, volatility in our net balance sheet liabilities resulting from the relative change in the value of assets and liabilities may be further enhanced by investment strategies resulting in exposure to various classes of assets.
Existing and potential changes in statutory minimum requirements may also affect the amount and timing of funding to be paid by us.
Most funding requirements consider yields on assets such as government bonds or interbank interest rate swap curves, depending on the basis. Although recent statutory easements in the pace of funding on these bases and increases in bond/swap yields have provided some contribution relief to us, we may nonetheless have to pay additional contributions to meet potentially onerous statutory minimum funding requirements in the future, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.

In addition, we believe that certain of the Multi-Employer Pension Plans (“MEPPs”) in which we participate or have participated, including the Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits. We submitted formal notification to withdraw from MEPPs in the past and have recorded withdrawal liabilities, including an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future. As of September 30, 2024, we had recorded $212 million of withdrawal liabilities, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Any dividend payment in respect of our shares is subject to a number of factors, including the distributions of earnings to the
Company by its subsidiaries, the financial condition and results of operations of the Company, as well as the distributable reserves of the Company and the discretion of the Company’s board, and there are no guarantees that the Company will pay dividends or the level of any such dividends.
Any determination to pay dividends to our shareholders will be at the discretion of the Company’s board and will be dependent on then-existing conditions, including but not limited to, our results of operations, capital investment priorities, the market price of our shares and access to capital markets, legal requirements, industry practice, the distribution of earnings to the Company by its subsidiaries, the financial condition, limitations under Irish law and other factors the Company deems relevant.  While Smurfit Kappa and WestRock each has historically paid dividends, there can be no assurance that our shareholders will receive or be entitled to dividends that are equivalent to the historical dividends of Smurfit Kappa or WestRock, and there is no assurance as to the timing or level of future dividend payments, if any, because these depend on, among other considerations, future earnings, capital requirements and financial condition, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our Board of Directors deems relevant.
Legal and Regulatory Risks
We are subject to a wide variety of laws, regulations and other requirements that may change or may impose substantial compliance costs, and non-compliance with such laws and regulations may negatively affect our business.
We are subject to a wide variety of regional, national provincial, and local laws, regulations and other requirements, including those relating to the environment, product safety, competition, corruption, sanctions, occupational health and safety, labor and employment, data privacy, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our equipment and/or operations, subject us to enforcement risk, expose us to reputational harm or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We operate in multiple countries, and each of these countries may have bribery and anti-corruption laws and regulations, including the
US Foreign Corrupt Practices Act , the Sapin II Law in France, the Bribery Act in the United Kingdom and the Criminal Justice
(Corruption Offences) Act 2018 in Ireland, some of which are potentially extra-territorial in scope.  Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such non-compliance with bribery and anti-corruption legislation could lead to civil or criminal, monetary and non-monetary penalties and/or could damage reputations.
In addition, the tax laws of Ireland and other jurisdictions in which we operate could change in the future. There may be an enactment of additional, or the revision of existing, state, federal and/or non-U.S. laws, and/or a development of case law, regulations and policy changes in the jurisdictions in which we operate. Any such changes could cause a material change in our effective tax rate.

Moreover, we are subject to regulation by trade sanctions and related legislation, which have become an increasingly prevalent instrument of foreign policy in recent years. Sanctions lists are generated by a wide variety of government agencies in countries where we do business, and the individuals, entities and products on these lists are being modified with increasing frequency in recent years.
Due to our scale and footprint, we must monitor existing sanctions closely and exercise caution to avoid trading with any sanctioned country, individual or organization. The penalties for non-compliance with sanctions regimes are severe; offenses for breach of sanctions regimes can be both civil and criminal in nature. We could therefore be adversely affected by sanctions if we fail to closely monitor compliance with sanctions regimes, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
In addition, future compliance with existing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental requirements. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and other laws.
We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. We have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters; however, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses.
We are subject to a growing number of environmental laws and regulations, and the cost of compliance or the failure to comply with, and any liabilities under, current and future laws and regulations may negatively affect our business.
Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous regional, national and local environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various government authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency protocols. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. Changes in environmental laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.
We are involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.
We also may incur significant expenditures in connection with the required remediation of environmental conditions at both currently owned and formerly owned facilities, as well as in connection with various sites owned or operated by third parties. While we believe that we can assert claims for indemnification of remediation expenses pursuant to rights we have under certain agreements in respect of certain remediation sites and we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses. We also cannot predict whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently determine the impact that future changes in cleanup standards or regional, national, local or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.  Any of these circumstances could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

We are subject to compliance with antitrust and similar legislation in the jurisdictions in which we operate.
We are subject to legislation in many of the jurisdictions in which we operate relating to unfair competitive practices and similar behavior. From time to time, we have been subject to allegations of such practices and regulatory investigations or proceedings with respect thereto. Such allegations, investigations or proceedings (irrespective of merit) may require us to devote significant management resources to defending ourselves. In the event that such allegations are proven, we may be subject to fines, damages awards and other expenses, and our reputation may be harmed, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
For instance, in August 2019, the Italian Competition Authority (the “AGCM”) notified approximately 30 companies, of which
Smurfit Kappa Italia S.p.A. (“Smurfit Kappa Italia”) was one, that an investigation had found the companies to have engaged in anti-
competitive practices.  After publication of the AGCM’s August 2019 decision, a number of purchasers of corrugated sheets and boxes initiated litigation proceedings against our companies, alleging that they were harmed by the alleged anti-competitive practices and seeking damages. These actions are still in early stages, and Smurfit Westrock cannot predict its potential liability or their outcomes with certainty at this point in time. Moreover, we cannot guarantee that additional legal actions arising out of or relating to the AGCM’s decision will not be brought against us in the future. See “Note 17. Commitments and Contingencies” of the Notes to
Condensed Consolidated Financial Statements for additional information.
We are subject to a number of laws and regulations relating to privacy, security and data protection, and failure to comply with such laws and regulations could adversely affect our business and our financial condition or lead to fines and/or litigation.
We are subject to a number of laws and regulations relating to privacy, security and data protection, including the General Data
Protection Regulation (EU 2016/679) (“GDPR”) and new and evolving privacy laws in the United States, Europe, Latin America, and elsewhere. These laws and regulations have created new individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines and penalties as a result of breaches of such privacy, security or data protection laws. Additionally, new laws or regulations governing privacy, security and data protection may be introduced which apply to us in any of the jurisdictions in which we operate. The nature and extent of any such new and/or amended laws or regulations, and the impact they may have on us, cannot be predicted.
We rely on third-party service providers and our own employees and systems to collect and process personal data and to maintain our databases, and as a result, we are exposed to the risk that such data could be wrongfully appropriated, lost or disclosed, or damaged or processed in breach of such privacy, security or data protection laws. These events could result in disruptions and damage, or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may have a material adverse effect on our business, results of operations, cash flows, financial condition and the trading price of our ordinary shares. See also “We are subject to cybersecurity risks that could threaten the confidentiality, integrity and availability of data in our systems, and could result in disruptions to our operations and adversely affect our operations, cash flows and financial condition.”
While we endeavor to comply with all applicable laws and regulations relating to privacy, security and data protection, it is possible that such requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other laws or our practices. That concern is particularly relevant for the GDPR, as different EU member state regulators may differ as to their interpretation of the GDPR and the approach they may take to breaches, enforcement, complaints or the exercise of rights to access personal data by individuals. Any perceived or actual failure by us to protect confidential data, personal data, any material non-compliance with privacy, security or data protection laws or regulations or any general IT system failure may harm our reputation and credibility, adversely affect our revenues, reduce our ability to attract or retain customers, result in litigation or other actions being brought against us and the imposition of significant fines and, as a result, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.

Failure to comply with applicable occupational health and safety laws and regulations or maintain good health and safety and employee well-being practices in our facilities may have a material adverse effect on our business.
We are subject to a broad range of regional, national, provincial and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. We have incurred, and will continue to incur, operating costs and capital expenditures to meet our health and safety obligations, as well as to continually improve our safety systems.
In addition, our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures, including the performance of relatively difficult and specialized tasks. Safeguarding the health, safety and overall wellbeing of our colleagues is a top concern and critical to attracting and retaining the best talent and also plays a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through a safety management system that includes best practice sharing and operational learning and seek to reduce exposures and eliminate serious injuries and fatalities through engagement, execution of targeted risk reduction measures, and implementation of systems that promote continuous improvement. Despite such efforts, a serious incident affecting the health and safety of any of our employees could occur and disrupt our operations. There is also a risk of significant fines and penalties or litigation if a health and safety incident occurs. Furthermore, disruption of operations caused by a major incident could have a material adverse effect on our customer relationships, business, results of operations, financial condition and the trading price of our ordinary shares. Additionally, portions of our operations are in areas with ongoing political or geopolitical uncertainty which could pose security risks to our employees or operations. See also “As a leading global manufacturing business, we have been, and may be in the future, adversely affected by factors that are beyond our control, such as economic and financial market conditions, geopolitical conflicts and other social and political unrest or change” and
“We are exposed to risks related to our international sales and operations.”
The Company’s maintenance of two exchange listings may adversely affect liquidity in the market for our shares and result in pricing differentials of our shares between the two exchanges.
Given trading in our shares on the NYSE and the LSE takes place in different currencies (U.S. dollars on the NYSE and sterling on the
LSE) and at different times (resulting from different time zones, different trading hours and different trading days for the NYSE and the LSE), the trading prices of our shares on these two exchanges may at times differ due to these and other factors. Any decrease in the price of our shares on the NYSE could cause a decrease in the trading price of our shares on the LSE and vice versa.
Risks Related to Our Incorporation in Ireland
We are incorporated in Ireland and Irish law differs from the laws in effect in the U.S. and might afford less protection to our shareholders.
As an Irish company, we are governed by the Companies Act 2014 of Ireland, as amended (the“Companies Act”). The Companies Act differs in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
Irish law differs from the laws in effect in the U.S., and our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the U.S. The U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of the U.S. federal or state securities laws, or hear actions against us or those persons based on those laws.
Under Irish law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against directors or officers of the company under Irish law and may only do so in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of an Irish company is found to have breached his or her duties to that company, he or she could be held personally liable to the company in respect of that breach of duty.

In addition, under Irish law, we must have authority from our shareholders to issue any shares, including shares that are part of the company’s authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders or are otherwise limited by the terms of our authorizations, our ability to issue shares under our equity compensation plans and, if applicable, to facilitate funding acquisitions or otherwise raise capital could be adversely affected.
Any attempts to acquire the Company will be subject to the Irish Takeover Rules and subject to the supervisory jurisdiction of the
Irish Takeover Panel and the Company’s board may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.
The Company is subject to the Irish Takeover Panel Act 1997, Takeover Rules, 2022 (the “Irish Takeover Rules”), which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including the NYSE and the LSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field.
The Company is subject to the Irish Takeover Rules, under which we are not permitted to take certain actions that might “frustrate” an offer for our ordinary shares once we receive an offer, or have reason to believe an offer is or may be imminent, without the approval of more than 50% of our shareholders entitled to vote at a general meeting of the Company’s shareholders or the consent of the Irish
Takeover Panel. This may limit the ability of the Company’s board to take defensive actions even if it believes that such defensive actions would be in the Company’s best interests or the best interests of our shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Shareholder Proposals and Director Nominations
In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”) and the Amended Constitution of the Company (the
“Constitution”), the deadlines for the receipt of any shareholder proposals and director nominations to be considered at the Company’s
2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) are set forth below.
Any shareholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2025
Annual Meeting must be received by our Group Company Secretary at our principal executive offices or by email at
AGM@smurfitwestrock.com no later than the close of business on December 19, 2024. Any such proposal also needs to comply with the SEC shareholder proposal rules, including the eligibility requirements set forth in Rule 14a-8.
In addition, any shareholder seeking to nominate a director or to bring other business before the 2025 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Constitution must provide timely notice, as set forth in the
Constitution. Specifically, written notice of any such proposed business or nomination must be received by our Group Company
Secretary at our principal executive offices or by email at AGM@smurfitwestrock.com no earlier than the close of business on
December 27, 2024 and no later than the close of business on January 26, 2025. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Constitution and with any applicable law.

For purposes of shareholder proposals, the “close of business” shall mean 5:00 p.m. local time at the principal executive offices of the Company in Dublin, Ireland, on any calendar day, whether or not the day is a business day.
(b) Material Changes to Procedures Related to Stockholder Recommendations of Director Candidates
Effective July 5, 2024, the Board of Directors of Smurfit Westrock adopted Principles of Corporate Governance, which set forth, among other things, criteria for Board membership and provide that the Nomination Committee of the Board will consider director candidates recommended by Company shareholders in accordance with the procedures that will be set forth in the proxy statement that is expected to be filed within 120 days following the end of the Company’s fiscal year.
In addition, procedures for nominating directors are set forth in the Company’s amended constitution, which is filed as Exhibit 3.1 hereto. The deadlines for submission of any such nominations under the Company’s advance notice provisions include in the amended constitution are set forth in Item 5(a) to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(c) Trading Plans
In the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange
Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.1
2015 Indenture, by and among Smurfit Kappa Acquisitions (“SKA”), the guarantors party thereto and Deutsche Trustee
Company Limited, as Trustee, dated as of February 16, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s
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
Company’s Current Report on Form 8-K filed on July 8, 2024).

4.7
SKT DAC Indenture, by and among Smurfit Capital Funding PLC (“SKT DAC”), the guarantors party thereto and The
Bank of New York Mellon, as Trustee, dated as of November 15, 1995 (incorporated by reference to Exhibit 4.7 of the
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

4.12
2021 Indenture, by and among SKT, the guarantors party thereto and Deutsche Trustee Company Limited, as Trustee, dated as of September 22, 2021 (incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

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

4.17
Indenture, dated August 24, 2017, by and among WRKCo Inc. (“WRKCo”), MeadWestvaco Corporation (“MWV”),
WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and
Exchange Commission on August 24, 2017).

4.18
First Supplemental Indenture, dated August 24, 2017, to the Indenture dated as of August 24, 2017, by and among
WRKCo, MWV, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the $500 million aggregate principal amount of 3.000% senior notes due 2024 and $500 million aggregate principal amount of 3.375% senior notes due 2027 of WestRock (incorporated by reference to Exhibit 4.2 to WRKCo’s
Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on August 24,
2017).

4.19
Second Supplemental Indenture, dated as of March 6, 2018, to the Indenture dated as of August 24, 2017, by and among
WRKCo, MWV, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the $600 million aggregate principal amount of 3.750% senior notes due 2025 and $600 million aggregate principal amount of 4.000% senior notes due 2028 of WestRock (incorporated by reference to Exhibit 4.1 to WRKCo’s
Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange Commission on March 6,
2018).

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

4.23
Sixth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of August 24, 2017, among WRKCo,
WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon
Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.23 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

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

4.26
Second Supplemental Indenture, dated as of May 20, 2019, to the Indenture dated as of December 3, 2018, by and among
WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on May 20, 2019).

4.27
Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among
WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on June 3, 2020).

4.28
Fourth Supplemental Indenture, dated as of September 22, 2023, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee
(incorporated by reference to Exhibit 4.1(e) of WestRock’s Annual Report on Form 10-K filed on November 17, 2023).

4.29
Fifth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of December 3, 2018, among WRKCo,
WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon
Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.29 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

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

10.4+
Agreement for the Purchasing and Servicing of Receivables, dated as of September 11, 2023, among WestRock
Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A. (incorporated by reference to
Exhibit 10.16 of the WestRock  (File No. 001-38736) Annual Report on Form 10-K for the year ended September 30,
2023, filed on November 17, 2023).

10.5†+	First Amendment to Purchasing and Servicing of Receivables, dated as of September 11, 2023, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

10.6
Accession Letter, dated as of July 2, 2024, between Smurfit US Holdings and Smurfit Kappa Investments Limited, a
private limited company incorporated under the laws of Ireland (“SKI”) (incorporated by reference to Exhibit 10.4 of the
Company’s Current Report on Form 8-K filed on July 8, 2024).

10.7	Accession Letter, dated as of July 2, 2024, between WestRock and SKI (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.8	Accession Letter, dated as of July 2, 2024, between WRKCo and SKI (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.9	Accession Letter, dated as of July 2, 2024, between MWV and SKI (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.10	Accession Letter, dated as of July 2, 2024, between WestRock RKT, LLC and SKI (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.11	Accession Letter, dated as of July 2, 2024, between Smurfit Westrock and SKI (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

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

10.14	Smurfit Westrock 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.15†	Form of PSU Award Agreement (2024 Award) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan.

10.16†	Form of RSU Award Agreement (2024 Award for Non-Executive Directors) under the Smurfit Westrock plc 2024 Long- Term Incentive Plan.

10.17	Smurfit Westrock Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.18	Smurfit Kappa 2018 Performance Share Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 16, 2024).

10.19†	Form of PSP Award Certificate under the Smurfit Kappa 2018 Performance Share Plan.

10.20†	Smurfit Kappa 2018 Deferred Bonus Plan and Form of DBP Award Certificate.

10.21	WestRock Company 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.44 of WestRock Company’s Annual Report on Form 10-K for the year ended September 30, 2020).

10.22	Amendment No. 1 to WestRock Company 2020 Incentive Stock Plan (incorporated by reference from Exhibit A to WestRock Company’s Definitive Proxy Statement filed on December 13, 2021).

10.23	WestRock Company Form of Annual Stock Grant Award Letter for Executive Officers (incorporated by reference to Exhibit 10.2 of WestRock Company’s Quarterly Report on Form 10-Q filed on May 5, 2023).

10.24†	Form of Stock Grant Award Letter for Executive Officers under the WestRock Company 2020 Incentive Stock Plan.

10.25†	Form of Restricted Stock Unit Award Letter under the WestRock Company 2020 Incentive Stock Plan.

10.26
WestRock Company Amended and Restated 2016 Incentive Stock Plan (incorporated by reference to pages B-1 to B-14 of WestRock Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed with the
Commission on December 19, 2017).

10.27	MeadWestvaco Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on April 25, 2013).

10.28	Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Rock-Tenn Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.29
KapStone Paper and Packaging 2016 Incentive Plan (incorporated by reference to Annex A to KapStone Paper and
Packaging Corporation’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders filed with the SEC on
March 28, 2016)

10.30
KapStone Paper and Packaging 2014 Incentive Plan  (incorporated by reference to Annex A to KapStone Paper and
Packaging Corporation’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders filed with the SEC on
April 1, 2014).

10.31	Smurfit Westrock Executive Severance Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.32
Service Contract between Smurfit Kappa Services Limited and Ken Bowles, dated July 5, 2024 (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.33
Service Contract between Smurfit Kappa Services Limited and Anthony Smurfit, dated July 5, 2024 (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.34
Service Contract between Smurfit Kappa Italia S.p.A. and Saverio Mayer, dated July 5, 2024 (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.35	Offer Letter between Smurfit Westrock and Laurent Sellier, dated July 5, 2024 (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.36	Offer Letter between Smurfit Westrock and Jairo Lorenzatto, dated July 5, 2024 (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.37†	Change in Control Severance Agreement between WestRock Company and Jairo Lorenzatto, dated January 1, 2022.

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
** Submitted electronically herewith

+Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.
SIGNATURE
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Smurfit Westrock plc

Dated: November 8, 2024		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President and Group Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2024		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President and Group Chief Financial Officer
(Principal Financial Officer)