Form 10-K
period 2024-12-31
Smurfit Westrock plc
filed 2025-03-07
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares, par value $0.001 per share (“ordinary shares”) were not listed on any domestic exchange or over-the-counter market. The registrant’s ordinary shares began trading on the New
York Stock Exchange on July 8, 2024.
The number of shares of registrant’s ordinary shares outstanding as of the close of business on March 3, 2025 was 521,964,165.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2025 annual general meeting of shareholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

EXPLANATORY NOTE
On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (file number 333-278185), as amended (as supplemented by the prospectus filed with the SEC on April 26, 2024, the
“Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and re-registered as an Irish public limited company and renamed Smurfit Westrock plc (the “Company” or “Smurfit Westrock”), to register ordinary shares of $0.001 each in the capital of Smurfit Westrock (the “ordinary shares”) to be issued to the holders of shares of common stock of WestRock
Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among
Smurfit Westrock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger Sub”) pursuant to which (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of Ireland
(as amended) and (ii) Merger Sub merged with and into WestRock, (the “Merger” and, together with the Smurfit Kappa Share
Exchange, the “Combination”). The Combination closed on July 5, 2024 (the “Closing Date”). A detailed description of the terms of the Combination is included in the Registration Statement. Upon the completion of the Combination on July 5, 2024, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately
50.3% and WestRock shareholders owning approximately 49.7%. Prior to the closing of the Combination, Smurfit Westrock had no operations other than activities related to its formation and the Combination. Smurfit Kappa was determined to be the accounting acquirer in the Combination; therefore, the historical Consolidated Financial Statements of Smurfit Kappa for periods prior to the
Combination are presented as the historical financial statements of the Company. Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “Smurfit Westrock,” the “Company,” “our company,” “we,” “our,” and
“us,” or like terms, refer to the business and operations of Smurfit Kappa and its wholly-owned subsidiaries, which prior to July 5,
2024, did not include WestRock, when referring to the periods prior to the closing of the Combination, and refer to the combined company (Smurfit Westrock, including, among others, its subsidiaries Smurfit Kappa and WestRock) when referring to the periods after the Combination.
This Annual Report on Form 10-K is being filed with respect to the year ended December 31, 2024. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock following the Combination, except as expressly provided herein. For prior periods, the disclosures herein reflect the financials of Smurfit Kappa, except as expressly provided herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain “forward-looking statements” (including within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))
regarding, among other things, the plans, strategies, outcomes, and prospects, both business and financial, of Smurfit Westrock, the expected benefits of the completed Combination of Smurfit Kappa and WestRock Company (including, but not limited to, synergies), and any other statements regarding Smurfit Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit Westrock, are forward-looking statements. Words such as “may”, “will”,
“could”, “should”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”,
“potential”, “commit”, “forecasts”, “aims”, “considered”, “likely”, “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-
looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur. Actual results may differ materially from the current expectations of the
Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors” below and in subsequent filings with the SEC by the Company. Forward-looking and other statements in this document may also address the
Company’s corporate responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
The Company’s forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the date they are made. Neither the Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations (including under the UK Listing Rules, the Disclosure Guidance and Transparency Rules, the UK Market Abuse
Regulation and other applicable regulations), the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
Overview
Smurfit Westrock was created in July 2024 as a strategic combination between Smurfit Kappa Group plc (“Smurfit Kappa”), one of the leading integrated corrugated packaging manufacturers in Europe, with a large-scale pan-regional presence in Latin America, and
WestRock Company (“WestRock”), one of the leaders in North America in corrugated and consumer packaging solutions and a multinational provider of sustainable fiber-based paper and packaging solutions.
We are a global leader in sustainable, paper-based packaging with extensive scale, quality products and geographic reach and diversity. We aim to create the ‘go-to’ packaging partner of choice, bringing together highly complementary portfolios and sets of capabilities benefiting customers, employees and shareholders.
Background
Smurfit Westrock was incorporated and registered in Ireland on July 6, 2017, under the Irish Companies Act as a private company limited by shares with registered number 607515, with the name “Cepheidway Limited.” On September 12, 2023, Smurfit Kappa and
WestRock announced entry into a transaction agreement pursuant to which the companies would execute a strategic combination (the
“Combination”). Prior to the Combination, Smurfit Westrock re-registered as an Irish public limited company pursuant to Part 20 of the Companies Act 2014 of Ireland, as amended (the “Irish Companies Act”) and was renamed “Smurfit Westrock plc.”. Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock, and
Smurfit Westrock continued as the new holding company of the combined group of Smurfit Kappa and WestRock. As a result of the
Combination, former Smurfit Kappa shareholders and WestRock shareholders became holders of Smurfit Westrock ordinary shares.
Smurfit Westrock had no historical operations nor traded or carried out any business of its own since its incorporation until just prior to consummation of the Combination.
Smurfit Westrock has a dual listing on the New York Stock Exchange (“NYSE”) and the equity shares (international commercial companies secondary listing) category of the Official List of the UK Financial Conduct Authority (“FCA”), and Smurfit Westrock
ordinary shares trade on the NYSE and the London Stock Exchange’s main market for listed securities.
Products
Our primary products fall into a number of categories, as further described below. Primarily, we produce paper-based packaging products. Our vertically integrated system provides raw materials of wood or recovered fiber, which are used to manufacture various grades of board, which are then converted into packaging products. Our main categories of packaging are corrugated containers, manufactured from containerboard; and consumer packaging, manufactured from paperboard. We also produce other grades of board, such as solidboard, kraft paper, and graphic board, as well as other packaging products such as solidboard packaging, paper sacks and bag-in-box.
      Containerboard and Corrugated Containers
Containerboard is the general term that describes the intermediate materials used to manufacture corrugated sheet, namely linerboard and medium.
Linerboard is used to form the inner and outer layers of the corrugated sheet. Linerboard can be manufactured from virgin fiber
(known as “kraftliner”) or recovered paper (known as “testliner”).  The recycling of old corrugated cases (“OCC”) provides the primary source of recovered paper. In general, kraftliner is of higher quality and more versatile than testliner. Linerboard can be surface treated to improve the printing quality through the use of white, mottled or fully bleached pulp as the top layer.
Medium is used to form the inner layer of the corrugated sheet. It is primarily manufactured from recovered paper but can also be manufactured from virgin fiber.

We feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into corrugated sheets whose dimensions fit ultimate customer specifications, and are subsequently converted into corrugated packaging.
Corrugated packaging refers to the conversion of corrugated sheets through the production and the sale of corrugated containers and other corrugated products including displays. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. Our corrugated packaging operations manufactures primarily corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a wide range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ specifications.
      Paperboard and Consumer Packaging
Paperboard is a general term that describes the intermediate materials used primarily to produce folding cartons and other consumer packaging products. There are a number of different types of paperboard, that can be manufactured using virgin fiber or recovered paper, or a recycled basestock that is laminated with kraftliner. Paperboard can be unbleached, coated or fully bleached, and manufactured primarily using either wood or recovered fiber as a primary raw material. These are used primarily to manufacture folding cartons and can have specialty characteristics such as grease masking and microwaveability.
Consumer packaging is used mainly as primary packaging for products, providing convenience, marketing support and protection for products, and can consist of folding cartons, carriers and other containers. Our folding cartons are used to package items for industries such as food, paper, beverages, dairy products, confectionery, health and beauty and other household consumer, commercial and industrial products, primarily for retail sale. Our folding cartons are also used by our customers to attract consumer attention at the point-of-sale. We also manufacture express mail packages for the overnight courier industry, provide inserts and labels, as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture paperboard packaging for over-the-counter and prescription drugs.
      Solidboard and Solid Board Packaging
Solidboard is a layered form of paperboard. It has an outer layer of linerboard, which is laminated onto a solid layer of recycled paper, producing a product that is heavier and more resistant to moisture and cold than corrugated containers. Solidboard is better suited for certain more demanding packaging applications which may be exposed to wet conditions and freezing temperatures, such as the transportation of fresh products, including fruit, vegetables, fish, meat, poultry and dairy products. Solidboard sheets are produced in paper mills and converted into Solidboard packaging in converting units.
      Graphic board
Graphic board is a heavyweight type of solidboard with distinct properties, including rigidity and stability, which makes it suitable for processing into different applications, such as book covers, game boards, jigsaw puzzles and lever arch files, onto which sophisticated graphics can be laminated.
      Kraft Paper and Paper Sacks
Kraft paper is a grade of paper made primarily from wood which is used in different applications, the key one being in paper sack production, with the grade being known as sack kraft. Sack kraft is either converted into sacks for industrial use, transporting building materials, agriculture, chemicals, minerals and animal feed, or bags subject to high quality graphics for more sophisticated packaging end uses such as pet food and retail carrier bags. Other kraft paper has a large number of uses such as but not limited to paper bags, wrapping, and interleaving products.

      Bag-In-Box
Bag-in-box is a form of packaging where a liquid is packed in a flexible plastic film or “bag” with a tap attached, which is then generally inserted into a corrugated container.
Geographical Footprint
We maintain operations in 40 countries, primarily in North America, Latin America and Europe, and with some operations in Asia,
Africa and Australia. In North America, we are a leader in corrugated and consumer packaging, containerboard and paperboard. In
Europe, we are one of the leading companies by production volume in corrugated packaging, containerboard and bag-in-box, and one of the leading producers of consumer packaging. In Latin America, we are a large-scale pan-regional player in corrugated packaging and containerboard.
We currently operate 62 paper mills (40 of which produce containerboard only, and 10 of which produce paperboard only, with five producing both, four producing containerboard and another grade, one producing paperboard and another grade and two producing kraft paper only), 459 converting plants (306 of which convert containerboard into corrugated containers, 88 of which convert paperboard into consumer packaging or manufacture leaflets or labels for consumer packaging, five sack plants and 60 other conversion facilities), 63 recovered fiber facilities, two wood procurement operations in Europe (which together provide raw material for our mills in Europe), two forestry operation in Latin America and 58 distribution facilities in North America, and 31 other production facilities carrying on other related activities. In addition, we own approximately 301,000 acres of forest plantations in Latin
America, which support mill operations in addition to propagating trees for planting. Our footprint allows us to better serve customers in close proximity to our corrugated box plants.
Our geographic reach is organized around three segments:
•Smurfit Westrock North America (including the U.S., Canada and Mexico);
•Smurfit Westrock Europe, Middle East and Africa (“MEA”) and Asia-Pacific (“APAC”); and
•Smurfit Westrock Latin America (“LATAM”).
The North America, Europe, MEA and APAC and LATAM segments are each highly integrated within the segment and there are many interdependencies within these operations. They each include a system of mills and plants that primarily produce a number of grades of containerboard that is converted into corrugated containers within each segment, or is sold to third parties.
In addition, the North America segment also produces paperboard, kraft paper and market pulp; other paper-based packaging, such as folding cartons, inserts, labels and displays and also engages in the assembly of displays as well as the distribution of packaging products.
The Europe, MEA and APAC segment also produces other types of paper, such as solidboard, graphic board, sack kraft paper and machine glazed paper (together known as kraft paper) and graphic paper; and other paper-based packaging, such as honeycomb, solidboard packaging, folding cartons, inserts and labels; and bag-in-box packaging (the latter with operations located in Europe,
Argentina, Canada, Mexico and the U.S., but managed under the Europe, MEA and APAC segment).
The LATAM segment also comprises forestry; other types of paper, such as paperboard and kraft paper; and paper-based packaging, such as folding cartons and paper sacks.
Our global corporate headquarters are located in Dublin, Ireland, our North American operations are headquartered in Atlanta,
Georgia, U.S., our Europe, MEA and APAC operations are headquartered in Amsterdam, the Netherlands and our Latin American
operations are headquartered in Florida, U.S.

Business Strategy
Our business strategy combines the key strategic priorities of both Smurfit Kappa and WestRock, with a continuing focus on the successful integration of the two businesses.
      Our Vision
Our vision is to be a globally admired business, dynamically and sustainably delivering secure and superior returns for all stakeholders, comprising shareholders, employees, customers, local communities and suppliers.
•Globally Admired Business. We strive to operate a globally admired business, underpinned by the following; (1) our values of safety at work, loyalty, integrity and respect; (2) being an employer of choice; (3) providing a demonstrably differentiated offering to our customers; (4) being a leader in sustainability in the industry; and (5) being valued in excess of our peers.
•Dynamically and Sustainably Delivering. With a performance-led culture and a diverse workforce that is both driven and engaged, we seek to seize internal and external growth opportunities by engaging in disciplined and focused capital allocation in order to present a highly differentiated and sustainable offering to customers.
•Secure and Superior Returns. In seeking secure and superior returns, we focus on strong cash generation, balance sheet strength with significant financial flexibility and low-cost operations, and an optimum level of vertical integration to mitigate cyclical risk while maximizing the performance of our assets. We aim to have a team of dedicated and engaged employees continually innovating across our product range.
Our vision guides our strategic objective of maintaining and deepening long-term customer relationships by seeking to provide customers with innovative and differentiated sustainable packaging solutions that aim to enhance customers’ prospects of success in their end markets.
To achieve this objective, we have identified three key areas of focus through our integrated system:
•Converting. Capitalize on differentiation to drive growth. This differentiation encompasses our paper-based packaging offerings corrugated and consumer packaging across our segments, along with other specialist product offerings such as bag-
in-box and paper sacks. The offerings are supported by our innovation initiatives.
•Paper. Drive the optimization of our paper system to service the growth of the downstream converting businesses, taking into account the dynamics of the marketplace. This is a particular focus in light of the enlarged paper system that was created through the Combination.
•Integration. Bring together the best of Smurfit Kappa and WestRock into a culturally aligned, customer-focused and motivated organization.
Based on these focus areas, we have developed the following six strategic priorities:
1.Integrating Smurfit Kappa and WestRock’s businesses, administration and cultures, and achieving synergies arising from the Combination;
2.Expanding market positions through focused growth, including in particular driving the sustainability agenda;
3.Continuing Smurfit Kappa’s and WestRock’s focus on customer engagement and innovation to become the supplier/
partner of choice for our customers;
4.Enhancing operational excellence through the continuous upgrade of customer offerings and service;
5.Recruiting, retaining, developing and motivating the best people; and
6.Efficiently allocating capital.

Segment Overview
A) North America Segment
Our North American operations are in the U.S., Canada and Mexico.
Sales of our North America segment accounted for 47% of our net sales to external customers in 2024. This percentage is expected to be higher in 2025 as a result of the full-year inclusion of combined Company results. See “Note 3.  Segment Information” of the
Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and
Results of Operations”, for additional information.
      Products
We are one of the largest integrated producers of linerboard, white-top linerboard and containerboard and kraft paper in North
America (including the U.S., Canada and Mexico), and we serve primarily corrugated packaging markets. We are one of the largest producers of paperboard in North America, and we operate both integrated virgin and recycled fiber mills. Our mill system manufactures paper for our converting system that utilizes the paper in the manufacture and sale of packaging products to our external packaging customers, together with sales of paper to external paper customers.
              Mills
Our mill operations consist of both integrated virgin and recycled fiber mills, that produce containerboard, paperboard and specialty grades, including kraft paper and market pulp. The majority of the output of the mill system is used in our own converting operations.
We have recycling operations in the segment whose business is conducted as a procurement function, focusing on the procurement of low cost, high quality recycled fiber for our mill system. See Item 2. “Properties” for additional information on our annual production capacity and types of containerboard and paperboard we manufacture, and Item 1. “Business — Sales and Marketing” for additional information on our vertical integration.
In the year ended December 31, 2024 our containerboard mills in North America produced approximately 8.2 million tons, including tons produced by WestRock before the Combination. In the year ended December 31, 2024, our paperboard mills in North America produced approximately 3.1 million tons, including tons produced by WestRock before the Combination.
Any paper not used in our own operations is sold through our commercial paper operations, generating revenues primarily from the sale of containerboard, paperboard and specialty grades to external customers, and we serve primarily corrugated packaging, folding carton, food service, liquid packaging, tobacco and commercial print markets. We sell our products globally to customers who value our scale, wide range of products, and service.
              Corrugated Packaging
We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-
purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. We provide customers with innovative packaging solutions to help them promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We offer a machinery solution that creates pouches that replace single-use plastics, including bubble mailers.

We design, manufacture and, in certain cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for these customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked with our customers’ product; therefore, they are constructed primarily from metal, plastic, wood and other durable materials. We manufacture and distribute point of sale material utilizing litho, screen and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.
We also have distribution operations that generate revenues primarily from the distribution of packaging products and assembly of display products. We distribute corrugated packaging materials and other specialty packaging products, including stretch film, void fill, carton sealing tape and other specialty tapes, through our network of warehouses and distribution facilities. We also provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks.
We are the one of the largest manufacturers of corrugated packaging in North America, with operations in the U.S., Canada and
Mexico. In the year ended December 31, 2024 our corrugated operations in North America produced approximately 83.9 billion square feet, including square feet produced by WestRock before the Combination.
              Consumer Packaging
Our consumer packaging operations generate revenues primarily from the sale of consumer packaging products such as folding cartons, inserts and labels. We are one of the largest manufacturers of folding cartons in North America, with operations in the U.S.,
Canada and Mexico. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services.
B) Europe, MEA and APAC Segment
Our Europe, MEA and APAC segment includes a system of mills and box plants that primarily produce a full line of containerboard that is converted into corrugated containers. We operate in 23 countries across western and eastern Europe. Our main European operations are in Germany, France, the Netherlands, Italy, the United Kingdom, Spain, Sweden and Austria. Our Europe, MEA and
APAC operational management manage a number of operations outside Europe, including four (non-European) facilities that manufacture bag-in-box, located in Argentina, Canada, Mexico and the United States, a recently inaugurated corrugated plant in
Morocco, Africa, a containerboard mill and corrugated plant in India, and consumer packaging operations in China, Japan and
Australia and therefore such operations are included in the Europe, MEA and APAC segments.
Sales of our Europe, MEA and APAC segment accounted for 45% of our net sales to our external customers in 2024. See “Note 3.
Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.
      Products
We are one of the European leaders in terms of capacity in corrugated packaging, containerboard, consumer packaging and bag-in-
box. We also operate in several other packaging and paper market segments, such as sack kraft paper, machine glazed paper, graphic board, solidboard, solidboard packaging and boxboard.
Our operations in the Europe, MEA and APAC segment are highly integrated, with the total production of the mills in 2024 approximately matching the volume of the containerboard that is converted into corrugated containers in our converting plants.

            Containerboard and Corrugated Containers
We operate 14 recycled containerboard mills throughout Europe (two in France, three in Germany, two in each of the United
Kingdom, the Netherlands and Italy, and one in each of Spain, the Czech Republic and Serbia).  Our three kraftliner mills, located at
Piteå (Sweden), Facture (France), and Nettingsdorfer (Austria), are among the largest and, we believe, the lowest cost kraftliner mills in Western Europe.
In the year ended December 31, 2024, our containerboard mills in  Europe, MEA and APAC produced approximately 6.2 million tons.
We are one of the leading producers of corrugated containers in Europe by capacity, with 190 production facilities (comprising corrugated plants, sheet feeders, sheet plants and other specialized facilities). We have an extensive geographic presence in western
Europe and a growing presence in eastern and southeastern Europe. We also have a containerboard mill and corrugated conversion facility in India. In 2024, our corrugated operations in Europe, MEA and APAC produced approximately 97.5 billion square feet.
              Consumer Packaging
We operate 40 consumer packaging plants in Europe in 12 countries which primarily manufacture folding cartons, labels and leaflets for consumer packaging markets. We are one of the largest producers in Europe. We also have operations in China, Japan and
Australia in consumer packaging.
              Other Paperboard and Other Paper
In the year ended December 31, 2024 we produced approximately 0.7 million tons of other paperboard, comprising sack kraft, machine glazed paper, graphic board, solidboard and boxboard in five mills located in Germany and Spain. We are one of the leading manufacturers of both solidboard and solidboard packaging in Europe.
Our containerboard mill in the Netherlands also produces graphic paper for use in inserts. Its production in the year ended
December 31, 2024 was approximately 0.2 million tons.
              Bag-in-box
We are one of the largest European manufacturers in the high growth bag-in-box market, a leading European supplier of bags for bag-
in-box packaging (primarily packaged in corrugated boxes) for the wine market, and a significant global supplier for taps for bag-in-
box packaging for the wine market. We have sales offices and agencies across more than 25 countries and nine bag-in-box or tap manufacturing facilities located in France, Spain, Italy, Canada, Argentina, Mexico, Germany and the United States.
C) Latin America Segment
We are a leading business in containerboard and corrugated containers in Latin America.
In Latin America, we are one of the largest producers of corrugated containers and containerboard, by volume, with corrugated operations in nine countries. Our largest operations in Latin America are in Brazil and Colombia, with other corrugated operations in
Argentina, the Dominican Republic, Costa Rica, Chile and Peru, and other operations in Ecuador and El Salvador. We have operated continuously in Latin America since 1986.
Reliable third-party data on Latin America is not available and, therefore, statements in relation to our market position in Latin
America are based on management estimates.
Sales of our Latin American segment accounted for 8% of our net sales in 2024. See “Note 3.  Segment Information” of the Notes to
Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations”, for additional information.

      Products
Our Latin American segment mill operations consist of 9 mills in three countries (Brazil, Colombia and Argentina) producing containerboard, consumer packaging board and sack kraft paper, with combined productions of around 1.5 million tons the year ended
December 31, 2024 (of which containerboard represented around 1.3 million tons).
The Latin American segment also has 28 corrugated plants in 9 countries – Brazil, Colombia, Argentina, Dominican Republic, Costa
Rica, El Salvador, Peru, Chile and Puerto Rico. Production for the Latin American segment for the year ended December 31, 2024 was approximately 23 billion square feet of corrugated containers.
We also have folding cartons operations in Costa Rica and El Salvador and the Dominican Republic, paper sack operations in
Colombia, Ecuador, Costa Rica and the Dominican Republic, and a recycling plant in Nicaragua.
      Sales and Marketing
We provide packaging products for the transportation of a diverse range of consumer and industrial goods, such as processed and fresh food, agricultural products, beverages, industrial and consumer electronics, chemicals and pharmaceuticals, and a range of other products, as well as higher value-added corrugated products, such as those featuring enhanced graphics used for point of sale displays and consumer and shelf-ready packaging. During 2024, the majority of our products were sold to the fast-moving consumer goods sector.
No individual customer accounted for more than 10% of our net sales in 2024. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers.
A proportion of our customers are considered pan-regional, and we have teams devoted to managing and servicing the requirements of these customers. These teams work in conjunction with local operations. Another proportion of our customers are multi-national accounts, serviced in more than one country (or state, in the case of the U.S.) but not across a full region. We have also built teams to service their requirements. The remaining customers are considered either multi-site national accounts within a single country or local accounts, and marketing and sales activity for these customers is primarily undertaken by local businesses. The dual approach to sales and marketing allows us to remain close to our customers irrespective of size while also staying updated on competitors’ offerings and local market developments.
We market our products through our own sales force. We also market a number of our products, primarily paper, through independent sales representatives and independent distributors. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. Orders from our customers generally do not have significant lead times. We discuss net sales to unaffiliated customers through our foreign operations and other financial information in “Note 3.  Segment Information” of the Notes to Consolidated Financial Statements.
A considerable portion of our converted product sales are made under customer contracts with terms ranging from one to three years.
These agreements typically provide that the customer will source a specified percentage of its total product requirements from us on an exclusive basis, and typically allow for raw material cost movements to be passed through to end pricing.
Our marketing strategy focuses on product quality, design differentiation and high caliber customer service. Through continuous communication with customers, our goal is to improve our service quality and proactively anticipate or respond to customers’ needs.
The marketing strategy for our mills is to profitably match the sale of appropriate paper and containerboard to the demand requirements of both internal and external converters located within an economically reasonable shipping distance from each mill, thereby minimizing logistics costs. Our strategy for the corrugated container and other converting plants focuses on both customized products tailored to fit customers’ needs and high-volume sales of commodity products, such as transport packaging for predominantly local markets. Most sales of converted products are made on the basis of short-term orders for specified volumes at market rates.

These orders are priced based on a number of factors such as currency, volume, weight, applications (printing, die-cutting and lamination) and geographic area. We seek to maintain a broad customer base for each market to avoid customer concentration.
Since all of our businesses operate in highly competitive industry segments, we regularly discuss sales opportunities for new business or for renewal of existing business with customers. Our packaging products compete with packaging made from other materials, including plastics. The primary competitive factors we face include price, design, product innovation, quality, service and sustainability, with varying emphasis on these factors depending on the product line and customer preferences. Our machinery solutions represent one example of how we compete by providing differentiated solutions that create value for our customers. We believe that we compete effectively with respect to each of these factors and we obtain feedback on our performance with periodic customer surveys, among other means.
      Competition
We operate in a competitive global marketplace. The industries in which we operate are highly competitive, and no single company dominates any of those industries.
In North America, our containerboard and paperboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding carton markets, we compete with a significant number of national, regional and local packaging suppliers in North
America. In the promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products.
In Europe, there are different types of companies operating in the vertically integrated containerboard and corrugated container industry; some are vertically integrated, having both containerboard and corrugated container capacity, while others may be in only one of those businesses. There are also a number of companies which have a presence in more than one country, while others operate in a single geography. Our key competitors for containerboard and corrugated containers in western and eastern Europe are the other leading pan-continental producers of containerboard and corrugated containers. As containerboard and corrugated containers products are largely standardized products, competition is primarily based on price. Our key competitors for consumer packaging board and consumer packaging are also pan-continental players.
In Latin America, our key competitors for containerboard and corrugated containers in Latin America are regional or national companies within the countries in which we operate, as there are few pan-continental or international producers of containerboard and corrugated containers. As containerboard and corrugated containers products are largely standardized products, competition is primarily based on price. Our key competitors for consumer packaging board and consumer packaging are also pan-continental players.
      Seasonality
While our businesses are not materially impacted by seasonality, there is some variability in demand that occurs from quarter to quarter, with net sales in the first quarter of each year typically being the lowest. Generally, we expect more of our earnings and cash flows to be generated in the second half of the year than in the first half of the fiscal year due to these variations and other factors.
      Raw Materials
The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fiber from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content.

In Europe, the principal raw materials for the recycled containerboard, recycled consumer packaging board, solidboard and graphic board mills are various grades of recovered papers and, in particular, OCC. In Europe, we source recovered paper in a number of different ways, which we refer to as “grip” levels, through sources we directly control or with whom we have contracts, with the remainder being acquired primarily under spot purchases. We believe this security of supply to be a significant benefit at times when recovered fiber is in short supply.
From a price perspective, most of our requirements in Europe are linked to official reference prices and are therefore based on market prices.
Our kraftliner mills and sack kraft mill require virgin fiber as their principal raw material. We purchase virgin fiber on the open market through contractual arrangements and, in some cases, cooperate with landowners to develop forest resources. We are not reliant on any one supplier for a substantial portion of our raw materials sourced from third parties.
Our overall fiber sourcing for all of our mills in North America is approximately 55% virgin and 45% recycled. Recycled fiber prices and virgin fiber prices can fluctuate significantly. We source virgin fiber from third party sources, and recycled fiber through a combination of our own depots, long and short term contracts and from the open market.
Our overall fiber sourcing for our mills in Europe, MEA and APAC is approximately 24% virgin and 76% recycled. Recycled fiber prices in particular can fluctuate significantly, and may not necessarily move in the same direction or quantum as in other regions. We source virgin fiber in Europe from third party sources, and recycled fiber through a combination of our own depots, long and short term contracts and on the open market.
Our overall fiber sourcing for our mills in Latin America is approximately 58% virgin and 42% recycled. Recycled prices in particular can fluctuate significantly and vary from country to country in Latin America. We source virgin fiber primarily from our own forestry bases in Colombia and Brazil, but also from the market. We source recycled fiber through a combination of our own depots, long and short term contracts and from the open market.
Containerboard and paperboard are the primary raw materials used by our corrugated and consumer packaging converting operations in our operating segments. Our converting operations use many different grades of containerboard and paperboard. We supply substantially all of our converting operations' needs for containerboard and paperboard from our own mills and through the use of trade swaps with other manufacturers. These arrangements allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of containerboard and paperboard used in our converting operations, we believe we would be able to source significant replacement quantities from other suppliers in the event that we incur production disruptions for recycled or virgin containerboard and paperboard.
Energy
We incur energy costs in our mill operations and the cost of natural gas, oil, electricity and purchased biomass fuel is subject to fluctuations. In our recycled mills, we primarily use natural gas and electricity, supplemented at certain mills with fuel oil. In our virgin fiber mills, we primarily use biomass and natural gas, supplemented at times with fuel oil, and, at a limited number of facilities, coal, to generate steam used in the pulping and paper making processes and to generate some or all the electricity used on site. We primarily use purchased electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. We use commodity contracts to hedge energy exposures. See Item 1. “Business — Governmental
Regulation — Environmental” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Energy” for additional information.
Transportation
We also incur costs of inbound and outbound freight in our business. Factors that influence our freight expense are distance between shipping and delivery locations, distance from our facilities to customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. The principal markets for our products are in
North America, Europe and Latin America.

Innovation
Our approach to innovation focuses on helping customers save more, sell more, and optimize packaging solutions to improve consumer experience.
Our innovation model prioritizes agility for faster innovation and smarter testing, promoting global innovation with local relevance, fostering end-to-end circular packaging innovation, and enabling quicker, better decision making with market-leading capabilities.
We emphasize local implementation and strong coordination to optimize efficiency and effectiveness across all operations and customer interactions. To help achieve this, we have 30 interconnected customer-centric Innovation and Experience centers, strategically positioned throughout the organization. These hubs are responsible for bringing to life a “local” approach by aligning the global vision with local customization influenced by the culture, trends and customer needs. Additionally, our European innovation team focuses on customer focused initiatives, backed by market-leading capabilities. We also have an innovation center in Richmond,
Virginia which focuses on solutions for converted products, paper and processes.
We have a suite of tools to support our innovation and selling efforts. The strength of these tools is the fact that they are internally developed and are equally available to all operations.
Demonstrating our industry leadership, in 2024, we won 106 awards across a host of categories, including design, safety, sustainability, community engagement and as a top employer. We were recognized for our technical innovation and creativity by winning 16 awards at the Flexographic Industry Association UK awards in addition to 13 WorldStar 2024 awards, more than any other entrant. We were also the proud winner of PepsiCo’s “Supplier of the Year” award, as well as Mondelez’ “Supplier of the Year”
award.
Our “Better Planet Packaging” initiative aims to develop our sustainable packaging to positively impact global supply chains, improve our packaging environmental footprint and reduce packaging traces on the planet. Characteristics of Better Planet Packaging include:
•optimized and fit-for-purpose materials;
•reduced carbon footprint;
•designed to be recyclable and are actually recycled;
•manufactured with recycled material when possible, and sustainably sourced virgin material when needed; and
•naturally biodegradable.
To support the market in developing and implementing innovative packaging solutions more rapidly, reliably and collaboratively, we launched our Design2Market concept in 2022. With over 80 successful projects executed for leading brands, our customers benefit from a streamlined testing process, reduced risk and sustainable packaging options, all aligned with our commitment to innovation and sustainability through the Better Planet Packaging initiative.
Sustainability
      Commitment to Sustainability Matters
At Smurfit Westrock we are committed to creating packaging solutions that protect what we all care about. We believe this commitment is evident in our culture and behaviors at all levels and across all areas of our business, informing our strategic business decisions and actions, now and into the future.
As a global leader in sustainable, paper-based packaging, we are proud to create solutions from renewable and recyclable materials, that help deliver a better future for all. Together, we are committed to being an impactful business and supporting a greener, bluer planet.

There is strong oversight of sustainability and related matters within the Company. The Sustainability Committee of the Company’s
Board of Directors (the “Board”) has been in place since the completion of the Combination and met on three occasions in 2024.
Climate change is a regular agenda item at Board Committee meetings, where the Sustainability Committee reviews various aspects of the Company’s climate strategy, stakeholder expectations and the evolving regulatory landscape. The Company’s chief executive officer (the “CEO”), through his overall responsibility for the day-to-day oversight of the Company’s business and the implementation of the Company strategy and policies, is directly responsible for actions governing sustainability, including areas such as climate change. He is also responsible for providing that the Company’s purpose, values and culture are instilled throughout the Company.
The CEO is also a Director of the Board.
As a responsible company, operating globally, we provide products that are sustainable, driven by a culture with strong values of loyalty, integrity, respect and safety at work. We understand the challenges facing both our business and the planet and are committed to doing our part in resolving these critical issues. Our ambition is to deliver sustainable growth for the benefit of all our stakeholders based on three pillars: Planet, People and Impactful Business.
      Planet
The circular economy has long been the core of our business. We use renewable, recyclable, and recycled materials to create innovative, sustainable packaging solutions. As a leading consumer of recycled fiber, we play our part in the circular economy by recycling old paper-based packaging. The virgin wood fiber we use is sourced from responsibly managed forests and all our fiber-
based manufacturing facilities have been chain of custody certified to internationally recognized standards. We work with our customers to help them deliver on their sustainability goals.
      People and Communities
Having engaged employees is critical for the success of our business. We are committed to providing an inclusive and safe place to work for the talented people in our globally and culturally diverse organization. Our commitment also extends to all of the communities in which we operate.
      Impactful Business
Through our activities, we aim to create sustainable value for our customers, investors, employees, suppliers and the communities in which we are privileged to operate. We innovate and partner with our customers to create packaging solutions that can replace less sustainable materials and reduce their carbon footprint. We aim to do this with the highest ethical business standards.
Our sustainability report is expected to be made available on our website in the second quarter of 2025 at www.smurfitwestrock.com/
sustainability. The information contained in our sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
      Climate-Related Disclosures
We recognize the need for climate-related disclosures as part of our commitment to sustainability and responsible corporate citizenship. We plan to publish an overview of our approach to climate risk management in the first half of 2025 which will take into consideration the recommendations of the Task Force on Climate-related Financial Disclosures as part of our sustainability reporting for 2024.
      Sustainability Performance
Due to the mid-year merger of Smurfit Kappa Group and WestRock, consolidated targets and data are not yet available but are expected to form an integral part of our reporting on the 2025 financial year. For our 2024 calendar year reporting, we plan to report on a selection of each of the legacy company’s key sustainability metrics.

      Environmental Regulations
We may incur additional compliance costs and burdens resulting from the enactment of new laws and regulations aimed at reducing carbon emissions, which could take the form of cap-and-trade, carbon taxes or a greenhouse gas (“GHG”) reduction mandate.
We may also incur higher prices for certain raw materials and fuels, including biomass and natural gas, related to the transition to a lower-carbon economy or the enactment of GHG reduction mandates. Also, new climate rules and regulations that result in fuel efficiency standards could increase our transportation costs.
Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change.
We also operate in countries or regions that have already adopted GHG emissions trading schemes such as the European Union where we are subject to the impact on energy prices and compliance from the EU Emission Trading Scheme Directive.
Human Capital Resources
People are our priority. Our primary objective is to provide a great place to work for all our colleagues guided by our commitment to equal employment opportunity for all. We understand that our success is driven by our highly valued and motivated, diverse teams across the world. By building a safe and inclusive work environment that empowers and inspires our global workforce, our people will be able to thrive and grow our business. Our responsibility as an employer is to create a workplace where people can earn a fair living, where they will be safe and can return home to their families every day, and to provide the conditions where they feel valued and respected.
As of December 31, 2024, we employed approximately 100,000 people in the 40 countries in which we operate, of which approximately 52,500 were in the North America segment, approximately 37,000 in Europe, MEA and APAC, and approximately
10,500 in the Latin America segment. Our businesses can be seasonal in nature which results in peaks and troughs in employment numbers across certain sections of our workforce. These changes are managed through fair and flexible hiring practices in accordance with applicable laws.
As of December 31, 2024, approximately 54% of our hourly employees in the U.S. worked pursuant to collective bargaining agreements and 60% of our employees in Europe were covered by collective labor agreements. The majority of our unionized employees are represented by the United Steel Workers. During 2025, we expect to negotiate for renewal or extension of 27 contracts
(27% of total contracts) that have recently expired or that will expire during the year. During 2024, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.
      Safety, Health and Well-Being
We promote a strong culture of safety and well-being. The safety and well-being of our employees, contractors and other stakeholders is paramount to us, and is a core value for Smurfit Westrock. Operating safely is a non-negotiable, and our ‘Safety for Life’ Program is embedded across many of our operations; this will continue to be deployed in our expanded organization and facilities. We strive every day to ensure that each of our colleagues return home safely.
Smurfit Westrock invests substantial time, effort and financial resources to comply with applicable regulations and ensure a safe workplace. In 2024, we achieved a lost time incident rate of 0.27, and a global Total Recordable Incident Rate of 0.58 for the combined group, based on the number of incidents per 200,000 work hours for employees and contractors globally. Beyond reporting of incidents, we proactively invest in initiatives, tools, technology and safety programs across the group, to make incident reporting easier, to ensure the right safety conversations are happening, and to better control and mitigate potential risks.

      An Employer of Choice
We are truly a diverse organization with approximately 100,000 colleagues from across the 40 countries in which we operate. We are committed to fostering a safe, respectful and inclusive workplace where everyone has a real sense of belonging and can be their authentic selves at work every day. We strive for a culture and a workplace where all our employees feel valued, respected, and empowered to thrive. Our people priorities, which are designed to help us develop a sustainable business, includes a focus on employee engagement, people development and social support to our communities.
We have a number of communications coordinators and Employee Resource Groups in each region which focus on the topics that matter most locally. These groups have been established on a voluntary basis, are employee-led based on common interests and backgrounds, and have executive sponsorship to help with momentum, profile and resourcing.
We are deeply committed to our communities and collaborating with them. We encourage our local teams to connect with their communities through social and environmental initiatives. Our Open Community initiatives cover all aspects of our involvement with our communities around the world, with almost 200 projects in flight centered on four pillars: Empowering Communities,
Encouraging Wellbeing, Inspiring Our Future and Protecting Our Planet.
      Culture & Engagement
Our culture is rooted in our values, which expects each employee, leader and function to live our values of safety, integrity, respect and loyalty. We infuse our values through our ways of working and communication across the organization. In addition to engagement and pulse surveys (we anticipate carrying out the first Smurfit Westrock global employee engagement survey in the first half of 2025), we also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership that include business updates and employee question-and-answer sessions. In addition, regional business town halls are held on a regular basis.
      Learning and Development
For employees, across all levels and businesses in our Company, our learning and development programs equip employees with the relevant skills to be effective in their current roles and also to prepare them for the future, both within and outside of Smurfit
Westrock.
As a business with a strong track record of developing talent internally, our talent planning initiatives and programs help our business to ensure we have the right people, with the right experience ready to progress in their careers as critical roles and talent needs arise.
Through our talent cycle of talent identification, succession planning and talent development, we have been able to ensure talent mobility across the organization in a timely manner into key vacancies.
Through our Smurfit Westrock Learning Academy, we have a number of key management development programs which take place annually, including Regional Graduate Programs, Advanced Management Development Program and Global Manager Program. These
serve to ensure that we retain, motivate and develop employees, allowing us to have a robust talent pipeline at all career stages. We partner with leading academic institutions, including Harvard and INSEAD, which allow us to leverage global best practice in this area. Since 2016 our flagship leadership development program, Open Leadership, runs in partnership with INSEAD business school and has seen more than 500 of our senior leaders attend this year long three-module program. This investment in our leadership community is based on the belief that business performance is linked to human behavior.

      Compensation & Benefits
We believe our compensation packages provide the appropriate incentives to attract, retain and motivate our employees, and ultimately to grow our business. Our compensation programs are designed to re-enforce performance, our business growth and our talent strategy. We provide base pay that is market relevant and competitive and that aligns with employee positions, skill levels, and experience. In addition to base pay, we provide opportunity for employees to receive annual performance-based incentive awards for certain jobs and job levels. Our employee benefits packages, which vary by country and region, are competitive and local market relevant.
We continue to evolve our medical and welfare benefits programs to ensure we provide for employees’ health and well-being, including employee assistance programs. Additionally, to foster a strong sense of accountability and ownership, and align the interests of managers with shareholders, we grant stock-based incentives to our most senior manager levels.
We are committed to equal pay for equal work. To deliver on that commitment we conduct frequent pay analysis, global pay equity benchmarking and job analysis, and review our pay practices annually.
Patents and Other Intellectual Property
We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility patents relating to our products and manufacturing operations, including proprietary automated packaging systems. Our company name and logo, and certain of our products and services, are protected by domestic and foreign trademarks. Our patents, trademarks and other intellectual property rights, particularly those relating to our manufacturing operations, are important to our operations as a whole. Our intellectual property has various expiration dates.
Governmental Regulation
      Health and Safety
Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. Safeguarding the health, safety and overall welfare of our team is core to how we operate and critical to attracting and retaining the best talent, while also playing a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through comprehensive safety management systems that include global policies, performance standards, implementation tools, guidance documents, standardized forms, best practice sharing and operational learning. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementation of systems that promote continuous improvement.
We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. We have incurred, and will continue to incur, operating costs and capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems. We believe that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.
Certain governmental authorities in locations where we do business have established asbestos standards for the workplace. Although we do not use asbestos in manufacturing our products, asbestos containing material (“ACM”) is present in some of the facilities we own or lease. For those facilities where ACM is present and ACM is subject to regulation, we have established procedures for properly managing it.

      Environmental
Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.
We invested approximately $127 million of capital expenditure during fiscal 2024 on matters relating to environmental compliance.
This is the combined amount between Smurfit Kappa and WestRock; however, it is an approximation as the same definitions and methodology were not used by the respective companies in calculating it and this number remains subject to review and adjustments as we refine our methodology post-combination.
Available Information
Our website address is www.smurfitwestrock.com, and our investor relations website is https://investors.smurfitwestrock.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Conduct and Code of Ethical Conduct for Directors and Senior Financial Officers) and
select press releases. None of the information on our website is incorporated into this Annual Report on Form 10-K or any other filings  the Company makes with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on
Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d)
of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding Smurfit Westrock and other issuers that file electronically with the SEC.
From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure. Financial and other material information regarding the Company is routinely posted on our website and accessible at https://
investors.smurfitwestrock.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts.
Information About Our Executive Officers
Our executive officers as of the date of this Annual Report on Form 10-K are as follows:
Anthony Smurfit, 61, serves as our President & Group Chief Executive Officer, a position he held since 2024 and as director of
Smurfit Westrock since 2023. He served as a director of Smurfit Kappa, our now subsidiary, and its predecessors from 1989 until the
Combination closed on July 5, 2024 and as Group Chief Executive Officer of Smurfit Kappa between 2015 and July 5, 2024. Prior to that, he served as Group Chief Operations Officer of Smurfit Kappa from 2002 until 2015. He was Chief Executive of Smurfit Europe from October 1999 to 2002 prior to which he was Deputy Chief Executive of Smurfit Europe and previously Chief Executive Officer of Smurfit France.
Ken Bowles, 53, serves as our Executive Vice President & Group Chief Financial Officer, a position he held since 2024 and as director of Smurfit Westrock since 2023. He joined a predecessor of Smurfit Kappa, our now subsidiary, in 1994 and occupied a number of finance roles in various parts of Smurfit Kappa and its predecessors. He was appointed Group Chief Financial Officer of
Smurfit Kappa in 2016, prior to which he was the Financial Controller between 2010 and 2016. He served as a director of Smurfit
Kappa between 2016 and the completion of the Combination on July 5, 2024. Previously, he served as Smurfit Kappa’s Head of Tax from 2007 to 2010, prior to which he was appointed as the first Head of Compliance in 2004.
Laurent Sellier, 56, serves as our President & Chief Executive Officer, North America (including Mexico), a position he held since the completion of the Combination on July 5, 2024. He joined Smurfit Kappa, our now subsidiary, in 1994 as an internal auditor, and since then has worked in several positions across Smurfit Kappa in France, the United Kingdom, Spain and the Netherlands. Mr.
Sellier was appointed Chief Executive Officer of Smurfit Kappa Americas in January 2022. Mr. Sellier was formerly the Chief
Operating Officer of the Smurfit Kappa Europe Paper and Board Division.

Saverio Mayer, 59, serves as our President & Chief Executive Officer, Europe, MEA and APAC, a position he held since the completion of the Combination on July 5, 2024. He joined Smurfit Kappa, our now subsidiary, in 1986 and since then has held a number of commercial and operational roles. Mr. Mayer was appointed Chief Executive Officer, Europe, at Smurfit Kappa in April
2017. Formerly Mr. Mayer was Head of Pan European Sales in 1996, before taking up the position of Chief Executive Officer of
Smurfit Kappa Italy in 2001. In conjunction with his role in Italy, Mr. Mayer also served as the Chief Executive Officer of Smurfit
Kappa Russia from 2007 to 2009, Chief Executive Officer of Smurfit Kappa Poland from 2007 to 2011 and since 2011 was responsible for the Bag-in-Box (“BIB”) Division. In September 2015, he was appointed Chief Operations Officer of Corrugated and
Converting Europe and was responsible for the operational, sales, and financial performance of the corrugated plants and BIB
Division.
Alvaro Henao, 59, currently serves as our President & Chief Executive Officer, LATAM, a position he held since February 1, 2025.
Prior to this role, Mr. Henao served as the Company’s Senior Vice President of Integration, the role he has held since 2024.
Previously, over the course of 36 years, he held various positions of increased responsibility at Smurfit Kappa, our now subsidiary.
Most recently, between 2013 and 2023, he served as Chief Executive Officer, Central Cluster, at Smurfit Kappa.
Ben Garren, 63, serves as our EVP & Group General Counsel, a position he held since July 8, 2024. Prior to his current position, Mr.
Garren worked for The Coca-Cola Company, a multinational beverage corporation, for more than 24 years, during which he held a number of senior legal roles, including most recently serving as General Counsel, International between 2018 and 2021, overseeing legal operations for EMEA, LATAM and APAC Groups, and prior to that, he served as General Counsel, North America. Before joining The Coca-Cola Company, Mr. Garren practiced law in New York as a litigation associate with leading law firms Baker Botts
LLP and Cravath, Swaine & Moore LLP.
Item 1A. Risk Factors
Investing in our ordinary shares involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or ordinary share price, with all of the other information included in this Annual Report on Form 10-K. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business, results of operations, financial condition, cash flows or share price. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations (including revenues and profitability) and/or ordinary share price.
Risk Factors Summary
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
•We are exposed to significant competition in the paper and packaging industry, which may materially and adversely affect the price and volume of products sold.

Operating Risks
•We may experience business disruptions that adversely affect our operations.
•We may fail to anticipate trends and develop or integrate new technologies or to protect intellectual property related to our products and technologies.
•Our capital expenditures may not achieve the desired outcomes or may be completed at a higher cost than anticipated.
•We are exposed to risks related to international sales and operations.
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
•We face challenges associated with sustainability matters, including the impact of climate change and its potential impact on areas such as our operations and raw material availability.
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
•Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
•We are subject to compliance with antitrust and similar legislation in the jurisdictions in which we operate.
•We are subject to a number of laws and regulations relating to privacy, security and data protection, and failure to comply could lead to fines and/or litigation.
•Failure to comply with applicable occupational health and safety laws and regulations may have a material adverse effect on our business.
•The Company’s maintenance of two exchange listings may adversely affect liquidity in the market for our shares and result in pricing differentials of our shares between the two exchanges.
Risks Related to Our Incorporation in Ireland
•We are incorporated in Ireland and Irish law differs from the laws in effect in the U.S. and might afford less protection to our shareholders.
•Any attempts to acquire the Company will be subject to the Irish Takeover Panel Act 1997, Takeover Rules, 2022 (the “Irish
Takeover Rules”) and subject to the supervisory jurisdiction of the Irish Takeover Panel and the Company’s board of directors (the “Board”) may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.
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
The outlook for the global economy in the near- to medium-term remains uncertain and we are unable to predict the timing or rate at which economic conditions in our markets may change and the impact of such changes. For example, if the economic climate were to deteriorate as a result of geopolitical events (such as the Russian war in Ukraine or the conflict in the Middle East) or geopolitical uncertainty, trade tensions (including the implementation of tariffs on U.S. imports by the current U.S. Administration  and potential retaliatory tariffs) and/or a pandemic, it could result in an economic slowdown which, if sustained over any significant length of time, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares. In addition, changes in trade policies, including renegotiating, or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with operating our business, including certain of our capital investments.

The global economy also continues to experience elevated levels of inflation, and we experienced cost inflation across our business in fiscal 2023 and 2024, albeit at moderating levels since fiscal 2022. Persistent inflation results in higher manufacturing and transportation costs, which we may not be able to recover through higher prices charged to our customers.
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
Unanticipated events such as global conflicts, public health crises, extraordinary weather events, labor disputes or strikes, and cyber incidents may cause instability in global financial and foreign exchange markets. This instability could lead to volatility in the value of our operating and functional currencies and hinder the availability of financing from our current lenders.
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
We believe that the trading price of our ordinary shares has from time to time been adversely affected in part due to the impact of macroeconomic conditions on pricing and demand and announcements by certain of our competitors of planned additional capacity in the European and North American containerboard markets in which we participate, as well as the subsequent implementation of certain of those plans and the impact they will have on future supply and demand dynamics and pricing.

In addition, many of our customer contracts include price adjustment provisions based upon published indices (including those published by Pulp and Paper Week (“PPW”)) for our products that contribute to the setting of selling prices for some of our products.
Such publications are limited surveys that may not accurately reflect changes in market conditions for our products. Changes in how these indices are determined or maintained, or other indices are established or maintained, could adversely impact the selling prices for these products. If published containerboard and paperboard index prices decline in a period, such changes will result in lower prices, and likely lower profitability, for certain of our products, which could have an adverse effect on our results of operations, cash flows and financial condition.
Our earnings are highly dependent on demand.
Because our operations generally have high fixed operating costs, and pricing movements can be triggered, at times, by imbalances between supply and demand, our earnings are highly dependent on demand, which tends to fluctuate due to macroeconomic conditions, dynamics in the markets we serve, and due to company- and customer-specific issues. For example, through 2023 and
2024, we experienced lower demand due to factors such as, but not limited to, uncertainty caused by challenging geopolitical and macroeconomic conditions, certain customer inventory rebalancing and shifting consumer spending. These and other fluctuations when they occur can lead to significant variability in our sales, results of operations and cash flow, making it difficult to predict our financial results with certainty.
The extent of the impact of public health crises, including a pandemic, or related containment measures and government responses, are highly uncertain and cannot be predicted, including as it relates to demand and volume for our products and could therefore adversely affect our operational and financial performance.
Price fluctuations in, or shortages in the availability of, energy, transportation and raw materials could adversely affect our business.
Our margins are affected by the prices that we are able to charge for our products and the costs of the raw materials we require to make these products. Our primary raw materials are recovered fiber, particularly old corrugated containers (“OCC”), and wood fiber.
The prices for these raw materials tend to be volatile, and price fluctuations affect our margins.
OCC and wood fiber are used in the manufacture of our paper-based packaging products and are purchased in increasingly competitive, price-sensitive markets. OCC prices are based on market prices that have historically exhibited price and demand cyclicality and significant price volatility over short periods and may do so again in the future. In particular, the price of OCC depends on a variety of factors over which we have no control, including demand from outside our countries of operation, environmental and conservation regulations, natural disasters and weather. Despite owning our own recycling depots to independently source some of our
OCC supplies, from a price perspective, OCC prices are linked to official reference prices and are therefore based on market prices.
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
In response to growing pressure from increased environmental awareness and the need to comply with greenhouse gas emission targets, a number of northern European governments have sought to encourage the use of wood for energy generation purposes through the use of subsidies. These policies create a new source of demand for wood. This has the effect of increasing the price of wood fiber and consequently the cost of our raw materials for the production of kraftliner. If this trend continues or grows, this could lead to further raw material price increases and could have a material adverse effect on our margins.

Many of our customer contracts contain price adjustment clauses either allowing us to pass increased costs on to our customers or adjust prices based on an index or other mechanism. However, not all of our agreements contain these clauses and these clauses may not in all cases be effective to fully offset our increased costs. Where we are able to raise prices there is generally a three- to six-month lag between the time our raw material prices increase and the time we realize increased pricing from our customers.
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
We operate in a highly competitive and fragmented industry. The paper and packaging industry is characterized by a high level of price competition, as well as other competitive factors including innovation, design, quality and service. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations, financial condition and the trading price of our ordinary shares could be materially adversely affected. Pricing pressure could arise from, among other things, limited demand growth in the market in question, price reductions by competitors, growth in supply from existing competitors, entry of new competitors into the markets in which we operate, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to operate or successfully relocate or open production facilities in countries where production costs are lower than those in which we operate and the introduction by our competitors of new products, technologies and equipment, including the use of artificial intelligence and machine learning solutions.
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
•violations of our permit requirements, revocation of permits, or permit modifications that impose additional or more stringent obligations;
•releases of pollutants and hazardous substances to the environment;
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
Smurfit Westrock has 62 paper mills. If operations at any of these key mills were interrupted for any significant length of time, it could have a material adverse effect on our business, results of operations, financial condition and the trading price of our ordinary shares.
We may fail to anticipate trends and develop or integrate new technologies that would enable us to offer products that respond to changing customer preferences or to protect intellectual property related to our products and technologies.
Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, certain states and local governments have adopted laws banning single-use paper bags or charging businesses or customers fees to use paper bags. These and similar developments could adversely impact demand for certain of our products.

Customer preferences for products and packaging formats are constantly changing based on, among other factors, lifestyle changes, buying habits, cost, convenience, and health and sustainability concerns and perceptions. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. In addition, customers are increasingly interested in the carbon footprint of our products, and future packaging developments and trends may drive further substitution. Our results of operations, cash flows and financial condition, and the trading price of our ordinary shares, could be adversely affected if we fail to anticipate and address these and other trends, including by developing and offering products that respond to changing customer preferences, or if there is any significant substitution away from paper-based packaging products.
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
We operate in many different countries. As of December 31, 2024, we had operations in 40 countries. As a result, we have previously been and remain vulnerable to risks in these countries, including:
•the imposition of tariffs, quotas, import duties or other market barriers, (including the implementation of tariffs on U.S.
imports by the current U.S. Administration and potential retaliatory tariffs), such as restrictions on repatriating cash from foreign countries;
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
•geopolitical conflict, such as of the war in Ukraine, which led us to sell our Russian operations and take a related impairment charge of $159 million in respect of our Russian operations in the year ended December 31, 2022;
•work stoppages, transport interruptions and difficulties in managing international operations;
•government limitations on foreign ownership or takeovers, expropriation of private sector assets or mandated price controls;
•transfer pricing and adverse tax policies; and
•adverse currency fluctuations.
We are subject to taxation in the jurisdictions where we operate. We have several ongoing audit examinations and disputes that generally cover multiple years with various tax authorities. We base our tax returns on our interpretation of tax laws and regulations in effect; however, governing tax bodies have in the past and may in the future disagree with certain of our tax positions, which could result in a higher tax liability. See “Note 21. Commitments and Contingencies” of the Notes to the Consolidated Financial Statements
for discussion of an ongoing tax liability matter in Brazil.
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

In addition, the relative strength or weakness of the U.S. dollar is important for the industry in which we operate because U.S.
containerboard and paperboard prices tend to influence the world market. A weak U.S. dollar over a sustained period has the potential to result in lower imports into the United States of goods shipped in corrugated containers and, as a result, lower demand for our containers from LATAM and Europe. A weak U.S. dollar could also result in additional competition in our European and Latin
American markets from other U.S. manufacturers that have an incentive to export more products due to increased demand for relatively lower priced U.S. goods. Conversely, our U.S. operations could face additional competition from non-U.S. manufacturers if a strong U.S. dollar was sustained over a long period. A strong U.S. dollar could also have the potential to reduce exports from the
United States of goods shipped in corrugated containers and, as a result, lower demand for our containers from the U.S.
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
The market for both hourly workers and professional workers remained challenging in fiscal 2024, particularly in the U.S. The market and labor environment for hourly workers is increasingly competitive and facing higher levels of labor unrest than has historically been experienced. In certain locations where we operate, the demand for labor continues to exceed the supply of labor, resulting in higher costs. Despite our focused efforts to attract, motivate and retain employees, we continue to focus on the stabilization of attrition rates within our workforce. We also incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay due to shift requirements and staffing challenges.
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
We also rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, combined with a challenging market for attracting and retaining employees, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares may also be adversely impacted. The recent
Combination may exacerbate each of these challenges.

We face challenges associated with sustainability matters, including the impact of climate change and its potential impact on areas such as our operations and raw material availability, which could have a significant impact on our reputation, business, results of operations, financial condition and the trading price of our ordinary shares.
We have identified multiple ways in which climate change could impact our business operations, including through extreme weather events. Our physical assets and infrastructure, including our manufacturing operations, are subject to risks from volatile and damaging weather events. For example, severe weather, such as hurricanes, tornadoes, other extreme storms, wildfires, and floods, have resulted in and/or could in future periods result in lost production and/or physical damage to our facilities. Unpredictable weather patterns or extended periods of severe weather may also result in supply chain disruptions and increased material costs. In addition, one of our key raw materials is virgin wood fiber, the availability of which is dependent on access to and the maintenance of healthy forests, which could be impacted by adverse weather conditions, including drought, flooding and local restrictions on water usage. Moreover, the ability to harvest the virgin fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or drought or during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas; the introduction of a carbon tax or government mandates to reduce greenhouse gas emissions; and more stringent and/or complex environmental and other legal requirements. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
The paper manufacturing industry in which we operate is energy intensive, and government initiatives, such as the European Union
Green Deal, the European Union’s initiative to reach net zero emissions of greenhouse gases by 2050, could increase government regulation of greenhouse gas emissions, putting further limits on our paper manufacturing operations. In addition, efforts aimed at transitioning to a lower carbon economy may result in a transition towards the use of materials that are more suitable for reusable packaging. As such, demand for paper packaging may decline, while demand for alternative packaging types may increase, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Increased focus and activism related to sustainability matters may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. Customers, investors, regulators and other stakeholders are focused on sustainability issues, including those with respect to climate change, circular economy, packaging waste, sustainable supply chain practices, deforestation, biodiversity, land, energy and water use, diversity, equity, inclusion and belonging and other human capital matters. This focus may result in more prescriptive reporting requirements with respect to these topics, an increased expectation that such topics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets and take action to meet them. Concern over climate change or the use and composition of packaging materials may also result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. These demands, regulatory requirements, and related perceptions and preferences could cause us to incur additional costs or to make changes to our operations to comply with such, demands, requirements and customer preferences, and a delay in our response (or the failure to respond effectively)
may lead to material adverse effects on our business, results of operations, financial condition and the trading price of our ordinary shares. See also “We are subject to a growing number of environmental laws and regulations, and the cost of compliance or the failure to comply with, and any liabilities under, current and future laws and regulations may negatively affect our business.” Further, there can be no assurance that environmental activist groups and similar organizations will not mount campaigns against us. On the other hand, our sustainability efforts may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another and/or those of the Company, and there can be no assurance that our sustainability efforts will be perceived positively, including the perception that they are not sufficiently robust, or conversely, too costly, or not otherwise in the best interests of the Company and our shareholders, and, as a result, our investor, customer and other stakeholder relationships could be damaged or this could lead to public scrutiny or reputational damage, which could adversely impact our reputation, business and results of operations.

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
Any of these risks could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
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
We are targeting annual pre-tax run-rate synergies of $400 million by the end of the first full year following the recently completed
Combination between Smurfit Kappa and WestRock, owing to integration benefits, procurement leverage and administrative and overhead rationalization. In addition, we expect to achieve the anticipated benefits and run-rate synergies without adversely affecting current revenues and investments in future growth. Furthermore, as we implement commercial practices and improve our operating efficiency through the Combination, we expect to deliver further improvements in our results. However, if we are not able to successfully combine the businesses of Smurfit Kappa and WestRock in an efficient and effective manner, the anticipated benefits, and run-rate synergies of the Combination may not be realized fully or at all, may take longer to realize or the costs of achieving the benefits and run-rate synergies may be more than expected. Any such risks may result in our operating costs being greater than anticipated and may reduce the net benefits of the Combination. In addition, there may be some negative impacts on our business as a result of the Combination, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.

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
In addition, at times the attention of certain members of our management teams and their resources will be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our business, and adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
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
regulations, all of which is expected to result in considerable legal and financial compliance costs. Our management is responsible for establishing, maintaining and reporting on the Company’s internal controls over financial reporting and disclosure controls and procedures to comply with applicable requirements, including the reporting requirements of the Sarbanes-Oxley Act. These internal controls must be designed by management to achieve the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and in accordance with GAAP. We will continue to develop and refine our disclosure controls and procedures and internal control over financial reporting. However, we have not yet assessed our internal controls over financial reporting for the purposes of complying with Section 404 of the Sarbanes-Oxley Act and will only be required to do so beginning with the year ending December 31, 2025. Material weaknesses in our internal control over financial reporting may be discovered in the future. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm further identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. See also “We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.”
We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
As more fully disclosed in Item 9A, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This material weakness relates to the Company’s selection and development of control activities intended to mitigate the risks to achieving its objectives and involves processes and controls principally at legacy Smurfit Kappa that were not previously subject to
Section 404 of the Sarbanes-Oxley Act. This material weakness resulted in: (i) a lack of formalization of an existing control process for documenting evidence of management review and performance of control procedures, including the level of precision in the execution of controls and procedures to ascertain completeness and accuracy of information produced by the Company, (ii) existing controls related to the preparation and review of manual journal entries not designed to adequately mitigate the associated risks, and
(iii) the need to augment general IT controls, specifically as they pertain to (a) logical access controls to ensure appropriate segregation of duties and that adequately restrict access to financial applications, programs, and data to appropriate Company personnel and (b) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. While these deficiencies did not result in a material misstatement of our financial statements, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

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
Changes in existing accounting rules or practices, new accounting pronouncements or rules or varying interpretations of current accounting pronouncements could have a material adverse effect on our business, results of operations, financial conditions and the trading price of our ordinary shares, or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.
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
A customer’s use of our services may decrease for a variety of reasons, including a decrease in the customer’s own sales and volumes, the customer’s level of satisfaction with our products and services, the expansion of business to offer new products and services, the effectiveness of our support services, the pricing of our products and services, the pricing, range and quality of competing products or services, the effects of global economic conditions, regulatory limitations, trust, perception and interest in the paper and packaging industry and in our products and services. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching packaging providers.
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
As of December 31, 2024, our total debt was $13.6 billion. Our levels of debt could restrict our operations and make it more difficult for us to satisfy our debt obligations, the implications of which could include but are not limited to:
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
As of December 31, 2024, we had goodwill and other intangible assets of $7.9 billion. In accordance with GAAP, we do not amortize goodwill but rather test it annually and as otherwise required for impairment and any such impairments cannot be reversed. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In the event that general trading conditions and prospects deteriorate or factors underlying assumed discount rates, such as assumed long-term interest rates, change, the determined recoverable amount of certain other intangible assets and goodwill may fall below carrying value. We have recorded impairments in previous years. Additional impairments may occur in the future, which could adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares.
We have a number of pension arrangements that are currently in deficit and may require increased funding due to statutory requirements, and we may also incur additional liability and/or increased funding requirements in connection with our multi-
employer pension funds.
We operate a number of pension and other long-term benefit plans throughout the world, devised in accordance with local conditions and practice. Currently, a significant but declining proportion of our employees are members of defined benefit pension arrangements, most of which are now closed to new entrants and future benefit accrual. The deficit of these employee benefit plans was $129 million as of December 31, 2024.
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
We submitted formal notification to withdraw from Multi-Employer Pension Plans (“MEPPs”) in the past and have recorded withdrawal liabilities. We may withdraw from other MEPPs in the future. We believe that certain of the MEPPs in which we participate or have participated have material unfunded vested benefits. As of December 31, 2024, we had recorded withdrawal liabilities of $131 million. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition and the trading price of our ordinary shares. See “Note
18.  Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

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
Any determination to pay dividends to our shareholders will be at the discretion of the Company’s Board and will be dependent on then-existing conditions, including, but not limited to, our results of operations, capital investment priorities, the market price of our shares and access to capital markets, legal requirements, industry practice, the distribution of earnings to the Company by its subsidiaries, the financial condition, limitations under Irish law and other factors the Company deems relevant. While Smurfit Kappa and WestRock each has historically paid dividends and Smurfit Westrock declared and paid dividends since the Combination, there can be no assurance that our shareholders will receive or be entitled to dividends that are equivalent to the historical dividends of
Smurfit Kappa or WestRock, and there is no assurance as to the timing or level of future dividend payments, if any, because these depend on, among other considerations, future earnings, capital requirements and financial condition, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our Board of Directors deems relevant.
Legal and Regulatory Risks
We are subject to a wide variety of laws, regulations and other requirements that may change or may impose substantial compliance costs, and non-compliance with such laws and regulations may negatively affect our business.
We are subject to a wide variety of regional, national, provincial, and local laws, regulations and other requirements, including those relating to the environment, product safety, competition, corruption, sanctions, occupational health and safety, labor and employment, data privacy, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our equipment and/or operations, subject us to enforcement risk, expose us to reputational harm or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We operate in multiple countries, and each of these countries may have bribery and anti-corruption laws and regulations, including the
U.S. Foreign Corrupt Practices Act, the Sapin II Law in France, the Bribery Act in the United Kingdom and the Criminal Justice
(Corruption Offences) Act 2018 in Ireland, some of which are potentially extra-territorial in scope. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such non-compliance with bribery and anti-corruption legislation could lead to civil or criminal, monetary and non-monetary penalties and/or could damage reputations.
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
trading price of our ordinary shares.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven)
either in the U.S. or in other countries could affect the trade environment. We, like many other multinational corporations, conduct a significant amount of business that would be impacted by changes to the trade policies of the U.S. and other countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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
See “Note 21. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information.
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
In addition, our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures, including the performance of relatively difficult and specialized tasks. Safeguarding the health, safety and overall wellbeing of our colleagues is a top concern, critical to attracting and retaining the best talent, and plays a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through a safety management system that includes best practice sharing and operational learning. We seek to reduce exposures and eliminate serious injuries and fatalities through engagement, execution of targeted risk reduction measures, and implementation of systems that promote continuous improvement. Despite such efforts, a serious incident affecting the health and safety of any of our employees could occur and disrupt our operations. There is also a risk of significant fines and penalties or litigation if a health and safety incident occurs. Furthermore, disruption of operations caused by a major incident could have a material adverse effect on our customer relationships, business, results of operations, financial condition and the trading price of our ordinary shares. Additionally, portions of our operations are in areas with ongoing political or geopolitical uncertainty which could pose security risks to our employees or operations. See also “As a leading global manufacturing business, we have been, and may be in the future, adversely affected by factors that are beyond our control, such as economic and financial market conditions, geopolitical conflicts and other social and political unrest or change” and
“We are exposed to risks related to our international sales and operations.”
The Company’s maintenance of two exchange listings may adversely affect liquidity in the market for our shares and result in pricing differentials of our shares between the two exchanges.
Given trading in our shares on the NYSE and the LSE takes place in different currencies (U.S. dollars on the NYSE and pounds sterling on the LSE) and at different times (resulting from different time zones, different trading hours and different trading days for the NYSE and the LSE), the trading prices of our shares on these two exchanges may at times differ due to these and other factors.
Any decrease in the price of our ordinary shares on the NYSE could cause a decrease in the trading price of our ordinary shares on the
LSE and vice versa.
Risks Related to Our Incorporation in Ireland
We are incorporated in Ireland and Irish law differs from the laws in effect in the U.S. and might afford less protection to our shareholders.
As an Irish company, we are governed by the Irish Companies Act. The Irish Companies Act differs in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
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

Under Irish law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against directors or officers of the company under Irish law and may only do so in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honesty and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of an Irish company is found to have breached his or her duties to that company, he or she could be held personally liable to the company in respect of that breach of duty.
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
Any attempts to acquire the Company will be subject to the Irish Takeover Rules and subject to the supervisory jurisdiction of the
Irish Takeover Panel and the Board may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.
The Company is subject to the Irish Takeover Rules, which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including the NYSE and the LSE. The Irish
Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We face various cybersecurity risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management program. Our cybersecurity risk management program is integrated into our broader Enterprise Risk Management (“ERM”) program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps safeguard that cybersecurity risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the
Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies. There are also processes, policies, procedures, operations, technologies and systems in place within our cybersecurity risk management program that pertain to legacy companies as a result of our Combination. Though these remain to be fully integrated as part of the Combination, such integration will be a major focus over the year. Cybersecurity risk measures or governance described herein apply to our whole
Company, unless otherwise specified.

We devote resources to protecting the security of our computer systems, software, networks, data, and other technology assets. The
Company follows cybersecurity control frameworks based on industry standards.  We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident originating from a third-party vendor, service provider or customer.  We have cybersecurity architecture practices in place to promote robust architecture design in our technology and to foster a standardized security landscape. We have security operations teams that provide 24/7 monitoring of our IT environment for any indications of compromise and incident response processes to react as necessary. In addition to our internal cybersecurity capabilities, we also regularly engage other third-party specialists to assist with independent reviews of our security posture. For instance, external penetration testing is completed on an annual basis by specialist third-parties. As part of our overall risk mitigation strategy, the
Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cybersecurity incidents and other related breaches.
We deliver cybersecurity courses and awareness training on information security to our employees with access to Company email or devices at least annually. Additional cybersecurity trainings are made available for all employees throughout the year, including phishing, social engineering and other cybersecurity training as well as targeted training for specific roles based on responsibilities and risk level.
The Company has cybersecurity teams and incident response processes focusing on industry standard incident response stages, such as investigation, containment, mitigation, and recovery. These processes provide a standardized approach when responding to cybersecurity threats or security incidents and include procedures for communication with senior management and key stakeholders, as appropriate. Our incident response processes align with National Institute of Standards and Technology (“NIST”) standards and are tested via externally led tabletop exercises, at least annually. In the event of an incident, the cybersecurity team assesses, among other factors, supply chain disruption, data and personal information loss, business operations disruption, and projected cost and potential for reputational harm, with participation from senior management, technical staff, and legal support, as appropriate. As part of the annual cybersecurity awareness training program, employees are informed of their responsibilities to report an incident to the cybersecurity team, supporting awareness of the importance of incident response across the Company's workforce.
In order to oversee and identify risks from cybersecurity threats associated with the Company’s business partners, as well as our use of third-party service providers, we maintain various processes and procedures to evaluate and/or monitor cybersecurity threats associated with third parties. We have information technology disaster recovery plans in place which are regularly tested.
Additionally, we have business continuity processes in place. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents, and the Company has been and continues to be the target of cybersecurity incidents and network disruptions. During the periods covered by this report, we believe that the risks posed by such cybersecurity threats have not materially affected the Company and its business strategy, results of operations and financial condition, and as of the date of this report, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so, however, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. For further information, see Item 1A. “Risk Factors — We are subject to cybersecurity risks that could threaten the confidentiality, integrity and availability of data in our systems, and could result in disruptions to our operations and adversely affect our operations, cash flows and financial condition.”

Governance
As part of our Board’s role in overseeing the Company’s cybersecurity risks, the Board devotes time and attention to cybersecurity and data privacy-related risks, with the Audit Committee of the Board of Directors (the “Audit Committee”) being primarily responsible for overseeing information technology risk exposures, including cybersecurity, data privacy and data security. The Audit
Committee regularly reviews the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the Audit Committee receives reports and presentations from members of our team responsible for overseeing the
Company’s cybersecurity risk management, including our Chief Information Officer (“CIO”), other cybersecurity leaders, consisting of our Chief Information Security Officers (“CISOs”), and our legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.  The Chair of the Audit Committee and the CFO regularly brief the full Board on these matters. We have procedures by which certain cybersecurity incidents are escalated within the Company. Cybersecurity incidents that meet specified criteria for financial, operational, or otherwise relevant impact are escalated for further review to our Cyber Disclosure Committee, comprised of senior leaders and subject matter experts representing functional areas such as information security and legal.  The Cyber Disclosure
Committee will, where appropriate, report certain cybersecurity incidents to the Board in a timely manner.
Our CIO has 30 years of experience in information security and cybersecurity areas. Our cybersecurity leaders, who report into our
CIO, have extensive knowledge and skills gained from nearly two decades of work experience at the Company and elsewhere that head the teams responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across the
Company. The cybersecurity leaders are supported by a team with expertise in technical architecture and security operations;
governance, risk and compliance; data protection; behavioral change; and cyber incident response, many of whom hold cybersecurity certifications and possess deep technical knowledge and experience.
Cybersecurity leaders receive reports on cybersecurity threats from internal cybersecurity sources and industry partners on an ongoing basis and regularly review risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our cybersecurity leaders work closely with the legal department to oversee compliance with regulatory and contractual security requirements.
Item 2. Properties
We operate locations in North America, including the majority of U.S. states, South America, Europe, Asia, Africa and Australia. We
own our principal offices in Dublin, Ireland. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.
Our corporate offices, significant regional offices and operating facilities (including our mills) as of December 31, 2024 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Europe, MEA and APAC	163	159	322
North America	247	50	297
Latin America	53	5	58
Corporate and significant regional offices	1	5	6
Total (1)	464	219	683
(1) Excludes facilities we are in the process of closing

The tables that follow show our estimated annual production capacity in thousands of tons by mill at December 31, 2024. The capacity reflects our current expectations, including assumptions such as product mix and basis weight. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. We own all of our mills. At December 31, 2024, we also own approximately 165,000 acres of forestlands in Colombia and 136,000 acres of forestlands in Brazil.
Europe, MEA and APAC Mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Graphic Paper	Total
Pitea, SWE	794				794
Roermond, NETH	717				717
Parenco, NETH	441			248	689
Facture, FRA	634				634
Zulpich, GER	573				573
Verzuolo, ITA	551				551
Nettingsdorf, AUS	507				507
Hoya, GER	474				474
Herzberg, GER		287			287
Saillat, FRA	281				281
Mengibar, SPA	265				265
Wrexen, GER	259				259
Townsend Hook, UK	259				259
Ania, ITA	254				254
SSK, UK	220				220
Nervion, SPA			176		176
Morai, IND	165				165
Belgrade, SER	132				132
Navarra, SPA			94		94
Wrexen Board, GER		88			88
Hoya Board, GER		88			88
Morava, CZK	83				83
Rethel, FRA	72				72
Total Europe, MEA and APAC	6,681	463	270	248	7,662

North America Mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Pulp	Total
Mahrt, AL		1,031			1,031
Longview, WA	624		351		975
Fernandina Beach, FL	928				928
West Point, VA	922				922
Stevenson, AL	864				864
Covington, VA		793			793
Hodge, LA	790				790
Solvay, NY	770				770
Florence, SC	733				733
Seminole, FL	620				620
Evadale, TX	55	531			586
Dublin, GA	279		305		584
Roanoke Rapids, NC	322		196		518
Demopolis, AL		374		100	474
La Tuque, Quebec	341	127			468
Hopewell, VA	466				466
Monterrey, MX	402				402
Forney, TX	354				354
Cerro Gordo, MX	259	88			347
Guadalajara, MX	160	110			270
San Pablo, MX	243				243
Cowpens, SC	234				234
Los Reyes, MX	158				158
St Paul, MN		157			157
Battle Creek, MI		150			150
Dallas, TX		127			127
Missisquoi, VT		99			99
Stroudsburg, PA		72			72
San Luis Potosi, MX	71				71
Monterrey, MX	35				35
Total North America	9,630	3,659	852	100	14,241

Latin America Mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Total
Tres Barras, BRA	650			650
Cali, COL	129	70	121	320
Pirapetinga, BRA	143			143
Barbosa, COL	127			127
Bernal, ARG	77			77
Barranquilla, COL	77			77
Uberaba, BRA	72			72
Cnel Suarez, ARG	57			57
Bento, BRA	55			55
Total Latin America	1,387	70	121	1,578
Item 3. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 21. Commitments and Contingencies in the accompanying Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
PART II: FINANCIAL INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are currently listed on the New York Stock Exchange (NYSE) under the ticker “SW” and began trading on July 8,
2024. Prior to that date, there was no public trading market for our ordinary shares on the domestic stock exchanges. Our ordinary shares also trade under the symbol “SWR” on the London Stock Exchange.
Holders
As of March 3, 2025, there were 5,293 shareholders of record of our ordinary shares. The number of record holders of our ordinary shares does not reflect the number of persons or entities holding their shares in “street” name through brokerage firms or other nominee holders.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None
Dividends
Historically, WestRock has declared dividends on a quarterly basis and Smurfit Kappa has declared dividends at least twice per year.
Following the approval on July 24, 2024 by the High Court of Ireland of a capital reduction in accordance with Part 3 of the Irish
Companies Act 2014, on July 26, 2024, Smurfit Westrock announced that the Board approved a quarterly dividend of $0.3025 per share on its ordinary shares. The quarterly dividend of $0.3025 per ordinary share was paid on September 18, 2024 to shareholders of record at the close of business on August 15, 2024.  Subsequently, the Board approved a quarterly dividend of $0.3025 per share on the Company’s ordinary shares. The quarterly dividend of $0.3025 per ordinary share was paid on December 18, 2024 to shareholders of record at the close of business on November 15, 2024. In January 2025, the Board approved a quarterly dividend of $0.4308 per share on its ordinary shares. The quarterly dividend is expected to be paid on March 18, 2025 to shareholders of record at the close of business on February 14, 2025.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (“DWT”)
(currently at the rate of 25%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish DWT. However, shareholders residing in other countries will generally be subject to Irish
DWT.
The declaration of dividends is subject to the discretion of Smurfit Westrock’s Board of Directors. Our Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends. The Board will consider various factors when determining whether to pay dividends, including but not limited to, Smurfit Westrock’s results of operations, capital investment priorities, the market price of Smurfit Westrock’s ordinary shares and access to capital markets, as well as legal requirements (including requirements relating to availability of distributable reserves), industry practice and other factors deemed relevant by the Board. For additional information, see “Risk Factors—Any dividend payment in respect of our shares is subject to a number of factors, including the distributions of earnings to the Company by its subsidiaries, the financial condition and results of operations of the Company, as well as the distributable reserves of the Company and the discretion of the Company’s Board, and there are no guarantees that the Company will pay dividends or the level of any such dividends.”

Performance Graph*
The following graph compares cumulative total shareholder return on the Company’s ordinary shares against the Standard & Poor’s
(“S&P”) 500 Stock Index and the Dow Jones Containers & Packaging Index from July 8, 2024 (the first day our ordinary shares began trading on the NYSE) through December 31, 2024. The graph is indexed at 100 on July 8 for each of the Company’s ordinary shares, the S&P 500 Stock Index and the Dow Jones Containers & Packaging Index. It also assumes that all dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.
*The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Smurfit Westrock under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Equity Compensation Plan Information
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” below.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
OPERATIONS OF SMURFIT WESTROCK
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s audited Consolidated Financial Statements and their related notes for the  year ended December
31, 2024, our audited Consolidated Financial Statements and their related notes for the year ended December 31, 2023 and Smurfit
Kappa’s audited Consolidated Financial Statements and their related notes for the year ended December 31, 2023, as well as the information under the heading “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of
Smurfit Kappa” that were disclosed in Smurfit Westrock’s Registration Statement on Form S-4 (file number 333-278185) which was declared effective on April 26, 2024 (as supplemented by the prospectus filed with the SEC on April 26, 2024, the “Registration
Statement”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the Item 1A. Risk Factors. Please refer to the section above entitled
“Cautionary Note Regarding Forward-Looking Statements" for additional information.
Smurfit Kappa was determined to be the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of Smurfit Kappa for periods prior to the Combination were also considered to be the historical financial statements of the
Company. Unless otherwise specified or the context otherwise requires, all references to the “Company” and “Smurfit Kappa” refer to Smurfit Kappa Group plc and its subsidiaries and their operations when referring to periods prior to the closing of the
Combination, and references to the “Company” and “Smurfit Westrock” refer to the combined company, Smurfit Westrock and its subsidiaries, including, among others, Smurfit Kappa and WestRock, when referring to periods after the Combination.
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

Transaction Agreement and Combination with WestRock
On September 12, 2023, Smurfit Kappa, a public company incorporated in Ireland, and WestRock, a public company incorporated in
Delaware, United States, announced they had reached a definitive agreement on the terms of a proposed combination.
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

The consolidated financial statements of Smurfit Westrock following the Smurfit Kappa Share Exchange are a continuation of the financial statements of Smurfit Kappa and therefore, the historical consolidated financial information for periods prior to the
Combination, including the comparatives presented, reflect the pre-Combination carrying values of Smurfit Kappa except for the retrospective adjustment to reflect the Company’s legal share capital as the successor after giving effect to the Smurfit Kappa Share
Exchange.
The Merger is recognized as a business combination under Accounting Standards Codification (“ASC”) 805, “Business
Combinations” (“ASC 805”). Smurfit Kappa was determined to be the accounting acquirer of WestRock. Accordingly, as noted
above, the financial statements reflected in these Consolidated Financial Statements and the discussions below include WestRock's financial position and results of operations for the period subsequent to the completion of the Combination on July 5, 2024.
Consequently, the results reported for the twelve months ended December 31, 2024 do not include WestRock’s financial results for the first five days of July or any prior periods.
Refer to “Note 2. Acquisitions” of the Consolidated Financial Statements for additional information related to the accounting for the
Combination.
Following the completion of the Combination, Smurfit Westrock reassessed the Company’s reportable segments due to changes in organizational structure and how the Company’s chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of the business. Consequently, subsequent to the Combination, Smurfit Westrock began to manage the combined business as three reportable segments: (1) North America, (2) Europe, the Middle East and Africa (“MEA”),
and Asia-Pacific (“APAC”), and (3) Latin America (“LATAM”). As a result of the change in reportable segments, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments. Refer to “Note 3.
Segment Information” of the Consolidated Financial Statements for further discussion of the Company’s segment reporting structure.
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $9,016 million, to $21,109 million in the year ended December 31, 2024, from $12,093 million in the year ended December 31, 2023. This increase was primarily due to the acquisition of WestRock and a positive volume impact partially offset by a lower selling/price mix.
Net income attributable to common shareholders decreased by $506 million, to $319 million in the year ended December 31, 2024, from $825 million in the year ended December 31, 2023. This decrease was primarily driven by an increase of $317 million in transaction and integration-related expenses associated with the Combination, an increase of $259 million in interest expense, net, and a charge of $224 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired. The increases in expenses were partially offset by the positive impact of the Combination. Refer to “Results of Operations” for a detailed review of Smurfit Westrock’s performance.
Net cash provided by operating activities decreased by $76 million, to $1,483 million in the year ended December 31, 2024, from
$1,559 million in the year ended December 31, 2023, primarily due to a $508 million increase in the outflow in the change in operating assets and liabilities driven by additional operating cash flow activity as a result of the Combination, higher volumes
(excluding acquisitions) in the Europe, MEA and APAC segment, and an increased outflow for creditors in the North America segment. The increase in the cash outflows from changes in operating assets and liabilities was partially offset by the $432 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, cash surrender value increase in excess of premiums paid, impairment charges on assets other than goodwill, share-based compensation expense, deferred tax
(benefit) expense, and pension and other post-retirement funding more than cost, resulting in a net decrease in cash flows from operating activities. During the year ended December 31, 2024, Smurfit Westrock invested $1,466 million in capital expenditures and paid $719 million in cash for purchase of businesses, net of cash acquired. The Company’s net cash inflow from changes in debt was
$1,367 million, and it paid $650 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources”
below for additional information.

SIGNIFICANT FACTORS AND TRENDS AFFECTING SMURFIT WESTROCK’S RESULTS
Smurfit Westrock’s operations have been, and will continue to be, affected by many factors, some of which are beyond the Company’s control. Smurfit Westrock’s net sales are primarily derived from the sale of containerboard, corrugated containers, paperboard, consumer packaging, and other paper-based packaging products. As such, Smurfit Westrock’s net sales during any period are largely influenced by volumes, prices and costs of the corrugated containers and consumer packaging products that Smurfit Westrock sells during that period.
Volumes
In general, demand for corrugated containers and consumer packaging is closely correlated with overall economic growth and activity.
It also directionally correlates with levels of industrial production and is impacted by the trends affecting the choice of medium (paper, plastic, glass, metal, or wood) used in the packaging of these products. As a result, demand is driven by the need for: (i) packaging products for consumer and industrial goods, (ii) higher value-added corrugated products used for point-of-sale displays and consumer and shelf-ready packaging, and (iii) packaging of pharmaceutical products and the growth of related industries. Normal patterns of demand growth can be disrupted by other macroeconomic trends, including inflation, pandemics (including the COVID-19 pandemic and related lockdowns), and global economic and geopolitical developments, among others.
Consumer patterns also play a significant role in demand for corrugated packaging and consumer packaging. In recent years, shifting consumer behaviors have accelerated, particularly with the rise of e-commerce and increased awareness of unsustainable packaging solutions. These trends have, to date, been beneficial for paper-based packaging, which is typically made from renewable, recyclable materials. Changing demographics can also influence demand trends in the pharmaceutical industry, a major user of consumer packaging.
Prices and Costs
Prices of corrugated containers and consumer packaging are primarily a function of the cyclical nature of Smurfit Westrock’s industry, capacity and competition in the markets it operates in, prevailing raw material prices, and other operating costs, such as energy, chemicals, and transportation, overlaying supply and demand balances.
As paper costs generally represent a large portion of the cash cost of production for corrugated containers or consumer packaging, containerboard price movements tend to impact the prices of corrugated containers. In turn, the cost of paper is influenced by movements in the price of its major raw materials—wood or recycled paper—along with other supply and demand factors. Smurfit
Westrock’s production processes are energy-intensive, making production costs also sensitive to the price of energy (primarily gas and electricity), which have historically been volatile. Other key cost drivers include employee benefit expenses, largely determined by workforce size, and shipping and handling costs, which are generally affected by fuel prices and overall labor inflation.
While many of Smurfit Westrock’s customer contracts include price adjustment clauses that allow cost increases to be passed on to customers, these clauses may not in all cases be effective to offset rising costs. Additionally, for corrugated and consumer packaging products, even when Smurfit Westrock is able to implement price increases, there is typically a three- to six-month lag between raw material price hikes and the realization of higher pricing from customers.
Foreign Currency Effects
Smurfit Westrock operates in multiple countries across North America, Europe, MEA, APAC, and LATAM. As a result, currency fluctuations can have both direct and indirect impacts on its financial statements, which are presented in U.S. dollars.

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the three years ended December 31, 2024, December 31,
2023 and December 31, 2022:

	($ in millions)
	2024	2023	2022
Net sales	$21,109	$12,093	$13,509
Cost of goods sold	(16,914)	(9,039)	(10,237)
Gross profit	4,195	3,054	3,272
Selling, general and administrative expenses	(2,793)	(1,604)	(1,543)
Goodwill impairment	—	—	(12)
Impairment of other assets	—	—	(159)
Transaction and integration-related expenses associated with the Combination	(395)	(78)	—
Operating profit	1,007	1,372	1,558
Pension and other postretirement non-service expense, net	(24)	(49)	(8)
Interest expense, net	(398)	(139)	(139)
Other (expense) income, net	(25)	(46)	15
Income before income taxes	560	1,138	1,426
Income tax expense	(241)	(312)	(391)
Net income	319	826	1,035
Less: Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to common shareholders	$319	$825	$1,034

Results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023
Net Sales
Net sales increased by $9,016 million, to $21,109 million in the year ended December 31, 2024, from $12,093 million in the year ended December 31, 2023. This increase was primarily due to the impact of $9,381 million related to the acquisition of WestRock.
Excluding the impact of this acquisition, net sales decreased by $365 million primarily resulting from a $715 million impact due to a lower selling/price mix, partially offset by a positive volume impact of $377 million. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $7,875 million, to $16,914 million in the year ended December 31, 2024, from $9,039 million in the year ended December 31, 2023. The increase in cost of goods sold was primarily due to the impact of the acquisition of WestRock of
$7,997 million, which included an expense of $224 million for the amortization of the fair value step up on inventory recognized on
WestRock’s inventory acquired. Excluding the impact of this acquisition, cost of goods sold decreased by $122 million primarily due to lower input prices partly offset by higher volumes.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $1,189 million, to $2,793 million in the year ended December 31, 2024, from $1,604 million in the year ended December 31, 2023. The increase in SG&A expenses of $1,189 million was primarily due to additional SG&A expenses of
$1,189 million related to the acquisition of WestRock.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $395 million and $78 million in the years ended December 31, 2024 and 2023, respectively.
Transaction-related expenses associated with the Combination were $202 million and $78 million in the years ended December 31,
2024 and 2023, respectively. Transaction-related costs associated with the Combination comprised of banking and financing related costs as well as legal and other professional services which were directly attributable to the Combination and retention payments that were contractually committed to and associated with the successful completion of the Combination.
Integration-related expenses associated with the Combination were $193 million in the year ended December 31, 2024. We incur integration costs post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems.
Pension and Other Postretirement Non-Service Expense, Net
Pension and other postretirement non-service expense, net decreased by $25 million, to $24 million in the year ended December 31,
2024, from $49 million in the year ended December 31, 2023. This decrease was primarily due to a $170 million increase in the return on plan assets primarily due to acquired net pension assets in connection with the Combination, that was partially offset by an increase in interest costs of $128 million primarily due to acquired net pension assets in connection with the Combination; a $12 million increase in one-time settlement expenses and a $7 million increase in the net actuarial loss.
Interest Expense, Net
Interest expense, net increased by $259 million to $398 million in the year ended December 31, 2024, from $139 million in the year ended December 31, 2023. The increase was primarily the result of interest on debt assumed as part of the Combination and the
$2,750 million April Notes Offering (as hereinafter defined) in connection with the Combination. The increase was partially offset by higher interest income of $96 million primarily due to increased average cash balances in the period. See “Note 14.  Debt” of the
Notes to Consolidated Financial Statements for details of the April Notes Offering.

Other (Expense) Income, Net
Other (expense) income, net decreased by $21 million, to a net expense of $25 million in the year ended December 31, 2024, from a net expense of $46 million in the year ended December 31, 2023. This decrease was primarily due to a $30 million net positive impact from foreign currency translation of monetary assets and liabilities and a $10 million increase in income from equity method investments. This was partially offset by a $23 million expense recorded in the year ended December 31, 2024 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Income Tax Expense
Income tax expense decreased by $71 million, to $241 million (consisting of current tax expense of $378 million and deferred tax benefit of $137 million) in the year ended December 31, 2024, from $312 million (consisting of current tax expense of $340 million and deferred tax benefit of $28 million) in the year ended December 31, 2023.
The net increase of $38 million in current tax expense was primarily due to the tax impact of the acquired U.S. operations resulting from the Combination and from lower profitability elsewhere. The net increase of $109 million in deferred tax benefit largely relates to the amortization of differences arising in the acquisition accounting for the Combination.
Results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022
Net Sales
Net sales decreased by $1,416 million, to $12,093 million in the year ended December 31, 2023, from $13,509 million in the year ended December 31, 2022. This decrease was primarily due to a reduction of $842 million due to lower volumes, as well as a lower selling price/mix of $789 million. In addition, there was a net negative impact of $142 million from acquisitions and disposals, primarily due to the disposal of our Russian operations. These decreases were partially offset by a net positive foreign currency impact of $390 million, primarily due to the weakening of the U.S. dollar against the euro. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold decreased by $1,198 million, to $9,039 million in the year ended December 31, 2023, from $10,237 million in the year ended December 31, 2022. The decrease in cost of goods sold was primarily due to lower input prices, lower volumes and the net impact of acquisitions and disposals, partly offset by the impact of net negative foreign currency.
SG&A Expenses
SG&A expenses increased by $61 million, to $1,604 million in the year ended December 31, 2023, from $1,543 million in the year ended December 31, 2022. This increase was primarily due to an increase in wages and salaries, redundancy and reorganization and IT costs.
Goodwill Impairment
In the year ended December 31, 2022 the Company recorded a pre-tax, non-cash goodwill impairment in the LATAM segment of
$12 million to fully impair the goodwill balance in its Peru reporting unit as a result of continued difficult economic conditions.

Impairment of Other Assets
In the year ended December 31, 2022, the Company recorded an impairment charge of $159 million in the Europe, MEA and APAC segment on the assets relating to its Russian operations upon their classification as assets held for sale.
Transaction and Integration-related Expenses Associated with the Combination
In the year ended December 31, 2023, the Company incurred $78 million of transaction-related expenses associated with the
Combination, which included legal and financial advisory, accounting, and consulting costs as well as bond consent fees incurred in connection with the Combination.
Pension and Other Postretirement Non-Service Expense, Net
Pension and other postretirement non-service expense, net increased by $41 million, to $49 million in the year ended December 31,
2023, from $8 million in the year ended December 31, 2022. This increase was primarily due to an increase in interest costs of $48 million due to higher discount rates. The increase in costs was partially offset by an increase in the expected return on assets of $15 million. In addition, there was a net settlement loss of $8 million in the year ended December 31, 2023 compared to a net settlement gain of $1 million in the year ended December 31, 2022.
Interest Expense, Net
Interest expense, net was $139 million in both the years ended December 31, 2023 and December 31, 2022. The Company incurred incremental costs of $10 million in the year ended December 31, 2023 related to bridge facility fees associated with the Combination which was offset by a $10 million decrease in the net interest expense excluding the bridge facility fees, primarily due to additional interest income earned on the Company’s deposits as a result of the higher interest environment, partially offset by higher interest costs on the Company’s variable debt.
Other (Expense) Income, Net
Other (expense) income, net decreased by $61 million, to a net expense of $46 million in the year ended December 31, 2023, from net income of $15 million in the year ended December 31, 2022. This decrease was primarily due to a $50 million increase in loss on foreign currency transactions, mainly driven by the devaluation of the Argentine Peso, as well as a $5 million decrease in net gain on the disposal of businesses and assets in the year ended December 31, 2023.
Income Tax Expense
Income tax expense decreased by $79 million, to $312 million (consisting of current tax expense of $340 million and deferred tax benefit of $28 million) in the year ended December 31, 2023, from $391 million (consisting of current tax expense of $350 million and deferred tax expense of $41 million) in the year ended December 31, 2022.
The net decrease of $10 million in current tax expense was primarily due to lower profitability. The net decrease of $69 million in deferred tax expense was largely due to: the effects of timing differences on which deferred tax was previously recognized; the impact of deferred tax on certain unremitted earnings where the Company was not availing of a permanent reinvestment assertion; and the recognition of other tax benefits and credits.

SEGMENT INFORMATION
Smurfit Westrock has identified its operating segments based on how the CODM makes key operating decisions, allocates resources and assesses performance of the Company’s business. Effective the third quarter of 2024 Smurfit Westrock has identified three operating segments: (i) North America, which includes operations in the U.S., Canada and Mexico, (ii) Europe, MEA and APAC and
(iii) LATAM, which includes operations in Central America and Caribbean, Argentina, Brazil, Chile, Colombia, Ecuador and Peru.
No operating segments have been aggregated for disclosure purposes. Prior period comparatives have been recast to reflect the change in segments.
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service expense, net, share-based compensation expense, other (expense) income, net, impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following table contains selected financial information for Smurfit Westrock’s segments for the years ended December 31, 2024,
2023 and 2022:

	($ in millions)
	2024	2023	2022
Net sales (aggregate):(1)
North America	$10,092	$1,624	$1,720
Europe, MEA and APAC	9,577	9,193	10,451
LATAM	1,711	1,344	1,397

Segment Adjusted EBITDA:
North America	$1,610	$281	$281
Europe, MEA and APAC	1,529	1,684	1,920
LATAM	378	274	280
(1) Net sales before intersegment eliminations
The year ended December 31, 2024, compared to the year ended December 31, 2023
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $8,468 million, to $10,092 million in the year ended December 31, 2024, from $1,624 million in the year ended December 31, 2023. This increase was primarily due to the positive impact of $8,481 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the North America segment increased by $1,329 million, to $1,610 million in the year ended December 31,
2024, from $281 million in the year ended December 31, 2023. This increase was primarily due to the positive impact of $1,380 million from the acquisition of WestRock.

Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $384 million, to $9,577 million in the year ended December 31, 2024, from $9,193 million in the year ended December 31, 2023. This increase was primarily due to the impact of $740 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations decreased by $356 million primarily due to a lower selling/price mix of $732 million, partially offset by a positive volume impact of $352 million and net foreign currency impact of $36 million primarily due to the weakening of the U.S.
dollar against the euro, pound sterling and Polish zloty.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment decreased by $155 million, to $1,529 million in the year ended
December 31, 2024, from $1,684 million in the year ended December 31, 2023. There was a $63 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $218 million mainly due to a lower selling price/mix impact of $732 million, partly offset by lower input prices of $449 million and a positive impact of $67 million due to higher volumes.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $367 million, to $1,711 million in the year ended
December 31, 2024, from $1,344 million in the year ended December 31, 2023. This increase was primarily due to the positive impact of $363 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $104 million, to $378 million in the year ended December 31, 2024, from
$274 million in the year ended December 31, 2023. This increase was primarily due to the positive impact of $106 million from the acquisition of WestRock.
The year ended December 31, 2023, compared to the year ended December 31, 2022
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment decreased by $96 million, to $1,624 million in the year ended December 31, 2023, from $1,720 million in the year ended December 31, 2022. This decrease was primarily due to the impact of lower volumes of $110 million, as well as the impact of a lower selling price/mix of $21 million, partially offset by a net positive foreign currency impact of $35 million.
Adjusted EBITDA
Adjusted EBITDA for the North America segment was $281 million in the years ended December 31, 2023 and 2022, primarily due to the impact of lower volumes, offset by lower input prices.

Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment decreased by $1,258 million, to $9,193 million in the year ended December 31, 2023, from $10,451 million in the year ended December 31, 2022. This decrease was primarily due to a lower selling price/mix of $779 million, as well as a decrease in volumes (excluding the impact of acquisitions and disposals), which reduced net sales by $632 million. In addition, there was a net negative impact of $168 million from acquisitions and disposals. These decreases were partially offset by a net positive foreign currency impact of $321 million, primarily due to the weakening of the U.S.
dollar against the euro.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment decreased by $236 million, to $1,684 million in the year ended
December 31, 2023, from $1,920 million in the year ended December 31, 2022. The decrease was primarily due to a lower selling price/mix which had an impact of $779 million along with a lower volume impact of $293 million, partly offset by lower input prices of $694 million and a net positive foreign currency impact of $127 million.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment decreased by $53 million, to $1,344 million in the year ended
December 31, 2023, from $1,397 million in the year ended December 31, 2022. This decrease was primarily due to the impact of lower volumes of $89 million, as well as the impact of lower selling price/mix of $24 million, partially offset by a positive impact of
$25 million from acquisitions and a net positive foreign currency impact of $35 million.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment decreased by $6 million, to $274 million in the year ended December 31, 2023, from
$280 million in the year ended December 31, 2022. The decrease was primarily due to a lower selling price/mix and lower volumes, partly offset by a lower input prices.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program, and committed credit lines. The uncommitted commercial paper program is supported by the $4,500 million revolving loan facility with a separate swingline sub-facility which allows for same-day drawing in U.S. dollar. The amount of commercial paper outstanding does not reduce available capacity under the revolving loan facility. The primary uses of this liquidity are to fund Smurfit Westrock’s day-
to-day operations, capital expenditures, debt service, dividends and other investment activity, including acquisitions.
As of December 31, 2024, Smurfit Westrock held cash and cash equivalents of $855 million, of which $426 million were held in euro,
$169 million were held in U.S. dollars and $260 million were held in other currencies. At December 31, 2024, the Company had
$5,079 million in undrawn committed facilities available under the New RCF and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.4 years as of December 31, 2024. Combined with cash and cash equivalents of $855 million, the Company had $5,934 million of available liquidity.
On June 28, 2024, conditional upon the closing of the Combination, the Company entered into the Multicurrency Term and Revolving
Facilities Agreement (the "New Credit Agreement") with certain lenders and Wells Fargo Bank, National Association, as agent, providing for (i) the $600 million Term Loan Facility, (ii) a multicurrency revolving loan facility in an aggregate principal amount of
$4,500 million including a swingline sub-facility in an aggregate principal amount of $500 million (together, the “New RCF”). On
July 2, 2024, the Term Loan Facility of $600 million under the New Credit Agreement was cancelled prior to any drawdown and no early termination penalties were incurred as a result of the cancellation. On July 5, 2024, the Company cancelled the €1,350 million
Revolving Credit Facility (that was due to mature in January 2026) (the “Existing RCF”) as part of the conditions of the New Credit
Agreement upon the closing of the Combination on the Closing Date. As of December 31, 2024, there were no amounts outstanding under the New RCF.
As of December 31, 2024, Smurfit Westrock had $13,658 million of debt, excluding debt issuance costs, of which $1,053 million was current. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At December 31, 2024 the unamortized fair value market adjustment was $48 million. Included within the carrying value of Smurfit Westrock’s borrowings as of December 31, 2024 are deferred debt issuance costs of $63 million, of which $8 million is current, all of which will be recognized in interest expense in Smurfit Westrock’s Consolidated Statements of Operations using the
effective interest rate method over the remaining life of the borrowings.   See “Note 14.  Debt” for a discussion of the Company’s
additional debt-related information, including bond issuance and repayments throughout the year.
The Company believes that the cash flows generated from its operations, cash on hand, its commercial paper program, available borrowings under its committed credit lines and available capital through access to capital markets will be adequate to meet the
Company's  liquidity and capital requirements, including payments of any declared dividends, for the next 12 months and for the foreseeable future.
Smurfit Westrock uses a variety of working capital management strategies including supply chain financing (“SCF”) programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. The programs are described below.
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs constitute approximately 6% of the
Company’s accounts receivable balance at December 31, 2024. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 13. Fair
Value Measurement” for a discussion of the Company’s monetization facilities.

Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 13.7% of the Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were $450 million as of
December 31, 2024.
Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 14.
Debt” and “Note 22. Variable Interest Entities” of the Notes to Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Consolidated Balance Sheets as of December 31, 2024, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See “Contractual Obligations and Commitments” for
more information.
Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Consolidated Statements of Cash Flows for the
years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	($ in millions)
	2024	2023	2022
Net cash provided by operating activities	$1,483	$1,559	$1,433
Net cash used for investing activities	$(2,114)	$(931)	$(1,020)
Net cash provided by (used for) financing activities	$607	$(479)	$(431)

Net cash provided by operating activities decreased by $76 million, or 4.9%, to $1,483 million in the year ended December 31, 2024 from $1,559 million in the year ended December 31, 2023, primarily due to a $508 million increase in the outflow in the change in operating assets and liabilities driven by additional operating cash flow activity as a result of the Combination, higher volumes
(excluding acquisitions) in the Europe, MEA and APAC segment, and an increased outflow for creditors in the North America segment. The increase in the cash outflows from changes in operating assets and liabilities includes proceeds of $62 million resulting from the sale of accounts receivables in connection with monetization agreements. The increase in the cash outflows from changes in operating assets and liabilities was partially offset by the $432 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, cash surrender value increase in excess of premiums paid, impairment charges on assets other than goodwill, share-based compensation expense, deferred tax (benefit) expense, and pension and other post-retirement funding more than cost, resulting in a net decrease in cash flows from operating activities.
Net cash provided by operating activities increased by $126 million, or 8.8%, to $1,559 million in the year ended December 31, 2023 from $1,433 million in the year ended December 31, 2022, primarily due to an increase in the cash inflow in the change in operating assets and liabilities, partially offset by a decrease of $350 million in net income adjusted for non-cash items, including depreciation, depletion and amortization, impairment charges for goodwill and other assets, share-based compensation expense, deferred tax
(benefit) expense, and pension and other post-retirement funding more than cost resulting in a net increase in cash flows from operating activities.
Net cash used for investing activities of $2,114 million in the year ended December 31, 2024 consisted primarily of capital expenditures of $1,466 million and cash paid for purchase of businesses, net of cash acquired of $719 million, partially offset by proceeds from sale of property, plant and equipment of $61 million. Net cash used for investing activities of $931 million in the year ended December 31, 2023 consisted primarily of capital expenditures of $929 million and cash paid for purchase of businesses, net of cash acquired of $29 million. Net cash used for investing activities of $1,020 million in the year ended December 31, 2022 consisted primarily of capital expenditures of $930 million and cash paid for purchase of businesses, net of cash acquired of $93 million.
Net cash provided by financing activities of $607 million in the year ended December 31, 2024 consisted primarily of cash inflows from a net increase in debt of $1,367 million, partially offset by cash dividends paid to shareholders of $650 million and debt issuance costs of $63 million. Net cash used for financing activities of $479 million in the year ended December 31, 2023 consisted primarily of cash outflows from net repayments of debt of $55 million and cash dividends paid to shareholders of $391 million. Net cash used for financing activities of $431 million in the year ended December 31, 2022 consisted primarily of cash outflows from repayments of debt net of additions to debt of $7 million and cash dividends paid to shareholders of $349 million.
Contractual Obligations and Commitments
Smurfit Westrock’s primary cash requirements from contractual obligations and commitments include:
•Debt obligations. See “Note 14. Debt,” of the Notes to the Consolidated Financial Statements included elsewhere in this
Annual Report on Form 10-K for more information on Smurfit Westrock’s debt obligations and timing of expected future payments.
•Operating and finance leases. See “Note 12. Leases,” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit Westrock’s operating and finance lease obligations and timing of expected future payments.
•Pension liabilities. See “Note 18. Retirement Plans,” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit Westrock’s pension liabilities and the timing of expected future benefit payments under its pension plans and postretirement plans.
•Capital commitments. See “Note 21. Commitments and Contingencies,” of the Notes to the Consolidated Financial
Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit Westrock’s future spending for property, plant and equipment that Smurfit Westrock is obligated to purchase.
•Purchase commitments. See “Note 21. Commitments and Contingencies,” of the Notes to the Consolidated Financial
Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit Westrock’s purchase commitments and the timing of the expected future payments.

Off-Balance Sheet Arrangements
As of December 31, 2024, Smurfit Westrock did not have any off-balance sheet arrangements.
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
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net income before income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service expense, net, share-based compensation expense, other (expense) income, net, impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business. Smurfit Westrock views Adjusted
EBITDA as an appropriate and useful measure to compare financial performance between periods.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net income”. Management believes this measure provides Smurfit Westrock’s management, Board of directors, investors, potential investors, securities analysts and others with useful information to evaluate Smurfit Westrock’s performance because, in addition to income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service expense, net, share-based compensation expense and other expense (income), net, Adjusted EBITDA also excludes impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, and other specific items that management believes are not indicative of the operating results of the business. Smurfit Westrock and its
Board of directors use this information in making financial, operating and planning decisions and when evaluating Smurfit Westrock’s performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net income, the most directly comparable
GAAP measure, for the periods indicated.

	Years ended December 31,
	($ in millions)
	2024	2023	2022
Net income	$319	$826	$1,035
Income tax expense	241	312	391
Depreciation, depletion and amortization	1,464	580	564
Goodwill impairment	—	—	12
Impairment of other assets	—	—	159
Transaction and integration-related expenses associated with the Combination	395	78	—
Amortization of fair value step up on inventory	224	—	—
Interest expense, net	398	139	139
Pension and other postretirement non-service expense, net	24	49	8
Share-based compensation expense	206	66	68
Other expense (income), net	25	46	(15)
Other adjustments	90	32	29
Adjusted EBITDA	$3,386	$2,128	$2,390
For the year ended December 31, 2022, impairment of other assets in the table above is made up of the impairment of Russian operations of $159 million, included in the Europe, MEA and APAC segment. See “Note 20. Disposal of Russian Operations” for additional information on the impairment of the Russian operations.
Other adjustments in the table above include restructuring costs of $56 million for the year ended December 31, 2024 ($32 million and
$29 million for the years ended December 31, 2023 and 2022, respectively), a non-recurring, non-cash currency translation adjustment in Argentina of $42 million and losses at closed facilities of $10 million partially offset by a reimbursement of a fine from the Italian
Competition Authority of $18 million.

Adjusted Net Income and Adjusted Earnings per Share - Basic
Smurfit Westrock uses the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Share - Basic”.
Management believes these measures provide Smurfit Westrock’s management, Board of directors, investors, potential investors, securities analysts and others with useful information to evaluate Smurfit Westrock’s performance because they exclude amortization of fair value step up on inventory, impairment of goodwill and other assets, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the operating results of the business.
Smurfit Westrock and its Board of directors use this information when making financial, operating and planning decisions and when evaluating Smurfit Westrock’s performance relative to other periods. Smurfit Westrock believes that the most directly comparable
GAAP measures to Adjusted Net Income and Adjusted Earnings Per Share - Basic are Net income attributable to common shareholders and basic earnings per share attributable to common shareholders (“Earnings per share - Basic”).
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Net Income to Net income attributable to common shareholders and Earnings per share to Adjusted Earnings per Share, the most directly comparable GAAP measures for the periods indicated.

	Years ended December 31,
	($ in millions, except per share data)
	2024	2023	2022
Net income attributable to common shareholders	$319	$825	$1,034
Transaction and integration-related expenses associated with the Combination	395	78	—
Amortization of fair value step up on inventory	224	—	—
Bridge facility fees	—	10	—
Goodwill impairment	—	—	12
Impairment of other assets	—	—	159
Loss on debt extinguishment	13	—	—
Other adjustments	90	32	29
Income tax on items listed above	(137)	(8)	(21)
Adjusted Net Income	$904	$937	$1,213

Earnings per share - Basic	$0.83	$3.19	$4.00
Transaction and integration-related expenses associated with the Combination	1.02	0.30	—
Amortization of fair value step up on inventory	0.58	—	—
Bridge facility fees	—	0.04	—
Goodwill impairment	—	—	0.05
Impairment of other assets	—	—	0.62
Loss on debt extinguishment	0.03	—	—
Other adjustments	0.23	0.13	0.11
Income tax on items listed above	(0.35)	(0.03)	(0.09)
Adjusted Earnings Per Share – Basic	$2.34	$3.63	$4.69
For the year ended December 31, 2022, impairment of other assets in the table above is made up of the impairment of Russian operations of $159 million, included in the Europe, MEA and APAC segment. See “Note 20. Disposal of Russian Operations” for additional information on the impairment of the Russian operations.
Other adjustments in the table above include restructuring costs of $56 million for the year ended December 31, 2024 ($32 million and
$29 million for the years ended December 31, 2023 and 2022, respectively), a non-recurring, non-cash currency translation adjustment in Argentina of $42 million and losses at closed facilities of $10 million partially offset by a reimbursement of a fine from the Italian
Competition Authority of $18 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Smurfit Westrock has prepared the accompanying Consolidated Financial Statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. Significant accounting policies are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” in the accompanying
Consolidated Financial Statements.
These critical accounting policies are both important to the portrayal of Smurfit Westrock’s financial condition and results of operations and require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause Smurfit
Westrock’s future reported financial condition and results of operations to differ materially from those that it is currently reporting based on management’s current estimates.
Smurfit Westrock believes the following are critical accounting policies and estimates used in the preparation of its Consolidated
Financial Statements:
Business Combinations
From time to time, Smurfit Westrock may enter into business combinations, such as the Combination with WestRock which closed on
July 5, 2024. As described further in “Note 2. Acquisitions” to the Consolidated Financial Statements, Smurfit Westrock allocated the
$13,461 million aggregate merger consideration to the preliminary fair values of WestRock assets acquired and liabilities assumed as of the Closing Date using currently available information. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill.
The purchase price allocation for the Merger is preliminary and is subject to revision as additional information about the acquisition-
date fair value of assets and liabilities becomes available during the measurement period (a period not to exceed 12 months from the
Closing Date). The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded.
The acquisition method of accounting requires significant estimates and assumptions regarding the fair values of the elements of a business combination. The most significant assumptions related to the fair value estimates of plant and machinery assets acquired as part of property, plant and equipment. The company prepared estimates and engaged third-party valuation specialists to assist in the valuation of plant and machinery assets, which required significant judgements and assumptions inherent in the estimates regarding items such as deriving the effective age, economic lives, residual values and other factors, including estimating future cash flows that
Smurfit Westrock expects to generate from the acquired assets.
If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets, and these lives are used to calculate depreciation and amortization expense. If the Company’s estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
See “Note 1. Description of Business and Summary of Significant Accounting Policies — Business Combinations” and “Note 2.
Acquisitions” to the Consolidated Financial Statements for Smurfit Westrock’s accounting policy on business combinations and more information on the Combination with WestRock.

Goodwill Impairment
Smurfit Westrock reviews the carrying value of its goodwill annually during the fourth quarter, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other”
(“ASC 350”). Smurfit Westrock tests goodwill for impairment at the reporting unit level. During the third quarter of 2024, following the completion of the Combination, the Company changed its reportable segments and reassessed its reporting units. As a result of this reassessment, the Company identified the following reporting units: (1) North America, which includes operations in the U.S. and
Canada, (2) Europe, MEA and APAC, (3) Mexico, (4) Argentina and Chile, (5) Colombia & Central Cluster, and (6) Brazil. See “Note
1.  Description of Business and Summary of Significant Accounting Policies — 1.12.  Goodwill and Non-current Assets” and “Note
9. Goodwill” to the Consolidated Financial Statements for Smurfit Westrock’s accounting policy on goodwill and more information on the change in reporting units.
During the fourth quarter of the year ended December 31, 2024, Smurfit Westrock completed its annual goodwill impairment testing for each of the Company’s reporting units by performing a qualitative assessment. Multiple factors were evaluated to assess whether it was more likely than not that the estimated fair value of any reporting unit was below its carrying value. These factors included, but were not limited to, its expectations for macroeconomic conditions, industry and market considerations, and financial performance, including planned net sales and earnings of each reporting unit. The qualitative assessment also considered changes since a quantitative test across all of the Company’s reporting units was last performed in 2023.
As a result of the qualitative assessment, Smurfit Westrock determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the Company determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required. See “Note 9. Goodwill” to the Consolidated
Financial Statements for further information about the Company’s annual assessment of goodwill for impairment.
Although the Company believes all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill was not impaired, significant changes in any one of the assumptions, estimates and market factors underlying Smurfit
Westrock’s fair value determinations could produce a significantly different result potentially leading to the recording of an impairment that could have significant impacts on the results of operations and financial position of the Company. Smurfit Westrock has not made any material changes to its impairment loss assessment methodology during the past three fiscal years.
Accounting for Income Taxes
Smurfit Westrock’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgements and estimates are required in determining the consolidated income tax expense. In evaluating its ability to recover deferred tax assets and establishing or reducing a valuation allowance in the jurisdiction from which they arise, Smurfit Westrock considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the effect of enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized. A high degree of judgment is required to assess the impact of possible future outcomes on Smurfit Westrock’s current and deferred tax positions.
As a result of this evaluation, Smurfit Westrock recorded valuation allowances of $372 million as of December 31, 2024 and $67 million as of December 31, 2023, related to certain deferred tax assets, primarily tax loss carryforwards, where there is uncertainty as to the ultimate realization of a benefit. Smurfit Westrock regularly reviews the recoverability of deferred tax assets for adjustments to taxable income, changes in tax laws or interpretations thereof and tax rates, as all of these could impact its effective tax rate.

Smurfit Westrock is subject to routine tax audits and examinations. It uses significant judgement in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon settlement. Smurfit Westrock does not record any benefit for tax positions that do not meet the “more likely than not” recognition threshold at the balance sheet date. Resolutions of current uncertain tax positions are not expected to have a material adverse effect on the effective tax rate or on cashflows. Smurfit
Westrock has a progressive dividend strategy which means that it will remit earnings from some of its overseas subsidiaries to the parent company in Ireland. Its foreign earnings are generally taxed at rates that are higher than in Ireland and so no incremental tax should arise there, due to the availability of foreign tax credits. However, some earnings may be subject to limited additional foreign taxes upon repatriation. Smurfit Westrock continues to indefinitely reinvest its foreign earnings as part of its wider capital allocation strategy. To the extent that it cannot assert indefinite reinvestment of earnings, it records a deferred tax liability on its foreign earnings at the applicable tax rate if it is not otherwise possible to remit earnings without additional tax.
As of December 31, 2024 and 2023, Smurfit Westrock recognized a deferred tax liability of $179 million and $126 million, respectively, on unremitted earnings, in respect of foreign income taxes or withholding taxes for expected or assumed repatriation, respectively. As Smurfit Westrock can decide which subsidiaries should pay dividends, it is does not expect that this deferred tax liability will have a material impact on its cash flows in the foreseeable future.
The determination of the amount of unrecognized deferred tax liability related to indefinitely invested foreign earnings not subject to additional outside basis difference taxes is not practicable. A 1% change in the effective tax rate would increase or decrease Smurfit
Westrock’s income tax expense for the year ended December 31, 2024 by $6 million.
In 2021, political agreement was reached by the OECD Inclusive Framework on a two-pillar approach to international tax reform. This includes the commitment to introduce a minimum effective tax rate of 15% for companies with revenue above €750 million (‘Pillar
Two’). The agreement has been enacted in most of the countries where Smurfit Westrock has business activities. The law was enacted in Ireland with an effective date January 1, 2024, and it was broadly in line with the OECD Inclusive Framework. For the year ended
December 31, 2024, a Pillar Two assessment was performed.  The impact of Pillar Two was not significant.
The Company has made accounting policy elections to account for the income tax effect(s) of U.S. Global Intangible Low-Taxed
Income (GILTI) as a period cost and to account for the income tax effect(s) of investment tax credits under the flow-through method.
Pension and Other Postretirement Obligations
The determination of pension obligations and pension expense requires various assumptions that can significantly affect liability and expense amounts, such as the expected long-term rate of return on plan assets, discount rates, projected future compensation increases and mortality rates for each of Smurfit Westrock’s plans. These assumptions are determined annually in conjunction with Smurfit
Westrock’s actuary. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause Smurfit Westrock’s future reported financial condition and results of operations to differ materially from those that Smurfit Westrock is currently reporting based on management’s current estimates.
A 50-basis point change in the discount rate, compensation level and expected long-term rate of return on plan assets, factoring in our corridor as appropriate, would have had the following effect on Smurfit Westrock’s pension expense for the year ended December 31,
2024, (in millions):

	Pension Plans
	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	$2	$(1)
Compensation level	1	(1)
Expected long-term rate of return on plan assets	(9)	9

NEW ACCOUNTING STANDARDS
See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial
Statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the respective expected dates of adoption and expected effects on Smurfit Westrock’s results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Smurfit Westrock is exposed to market risk from changes in, among other things, interest rates, foreign currency exchange rates, and commodity prices. See “Item 1A. Risk Factors” for additional information.  Smurfit Westrock aims to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, Smurfit Westrock evaluates the fundamentals of each market, the Company’s sensitivity to movements in pricing, and underlying accounting and business implications. The sensitivity analyses presented below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate the Company’s exposure to such changes. Smurfit Westrock may not be successful in managing these risks.
Interest Rate Risk
Smurfit Westrock is exposed to changes in interest rates. The New Revolving Credit Facility is variable rate debt, as are Smurfit
Westrock’s receivables securitization facilities. Interest rate changes therefore generally do not affect the market value of such debt, but do impact the amount of interest payments and, therefore, Smurfit Westrock’s future earnings and cash flows, assuming other factors are held constant. At December 31, 2024, Smurfit Westrock had fixed an average of 88.2% of its interest cost on borrowings over the following 12 months. Holding all other variables constant, if interest rates for variable rate borrowings increased by 1%
Smurfit Westrock’s interest expense would increase, and income before taxes would decrease, by approximately $17 million over the following 12 months. Interest income on cash balances would increase by approximately $9 million assuming a 1% increase in interest rates earned on such balances over the following 12 months.
Foreign Exchange Risk
Smurfit Westrock manages its balance sheet having regard to the currency exposures arising from its assets being denominated in a wide range of currencies. To this end, where foreign currency assets are funded by local borrowing, such borrowing is generally sourced in the currency of the related assets.
Smurfit Westrock is exposed to transactional foreign exchange currency risk to the extent that there is a mismatch between the currencies in which sales, purchases, receivables and borrowings are denominated and the respective functional currencies of the
Smurfit Westrock group companies. Smurfit Westrock hedges a portion of its currency exposure through the use of currency swaps and forward contracts. Smurfit Westrock’s risk management policy allows the hedging of estimated foreign currency exposure in respect of highly probable forecast sales and purchases. As such, certain subsidiaries enter into foreign currency forward contracts to hedge highly probable forecast foreign currency sales and purchases for which hedge accounting is applied.
Smurfit Westrock operates in markets both inside and outside of the U.S. and derived 65.4% of net sales for the year ended
December 31, 2024, from outside the U.S. through international operations, some of which were transacted in U.S. dollars. Net sales for the year ended December 31, 2024, include sales from legacy WestRock starting on July 5, 2024, and therefore the concentration of U.S. dollar net sales is expected to increase in the future. No single country represented more than 10% of non-U.S. dollar net sales.
Although the Company is impacted by the exchange rates of a number of currencies, its largest net assets exposures for the year ended
December 31, 2024 included the euro, the Mexican peso, the Canadian dollar, the Brazilian real, the pound sterling, and the
Colombian peso. Strengthening of the U.S. dollar exchange rate by 1% against all other foreign currencies from the December 31,
2024, rate would reduce shareholders’ equity by approximately $101 million.

Commodity Price Risk
Smurfit Westrock is exposed to commodity price risks through its dependence on recovered paper, the principal raw material used in the manufacture of recycled containerboard and virgin fiber which is the principal raw material that Smurfit Westrock uses in the production of a portion of the Company’s containerboard, bleached paperboard and market pulp.
The price of recovered paper is dependent on both demand and supply conditions. Demand conditions include the production of recycled containerboard in Europe and North America and the demand for recovered paper for the production of recycled containerboard outside of Europe, principally in Asia. Supply conditions include the rate of recovery of recovered paper, itself dependent on historical pricing related to the cost of recovery, and some slight seasonal variations. While virgin fiber prices have generally been more stable than recycled fiber prices, they still fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.
The cost of producing Smurfit Westrock’s products is also sensitive to the price of energy. Smurfit Westrock’s main energy exposure is to the cost of gas and electricity. Smurfit Westrock’s energy costs increased by 25.0% in the year ended December 31, 2024, when compared to the year ended December 31, 2023, as a result of the Combination with WestRock, partially offset by lower energy market prices for legacy Smurfit Kappa operations. Smurfit Westrock’s energy costs decreased by 28.1% in the year ended
December 31, 2023, when compared to the year ended December 31, 2022, mainly due to lower gas and electricity prices.
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. To manage commodity price risk, Smurfit Westrock may enter physical commodity contracts or financial derivative contracts to manage risks associated with fluctuating energy costs. The timeframe for such programs can be up to three years.
We have elected to apply the normal purchase normal sales (“NPNS”) scope exception, where appropriate, for physical commodity contracts that meet the criteria of derivatives under ASC 815. As such, Smurfit Westrock is not required to apply derivative accounting treatment as required by ASC 815 to these physical commodity transactions.
Certain of our financial derivative contracts are designated as cash flow hedges, with changes in the fair value of these contracts being accounted for in “Accumulated Other Comprehensive Loss” in Shareholders Equity. The resulting gain or loss is reclassified into
“Cost of goods sold” in the Consolidated Statements of Operations concurrently with the recognition of the commodity. Certain of our financial derivative contracts do not qualify for hedge accounting but are effective economic hedges. As of December 31, 2024, the fair value of financial derivatives contracts and the impact of a hypothetical 10% adverse move in market prices on the fair values are immaterial.

Item 8. Financial Statements
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Smurfit Westrock Public Limited Company
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Smurfit Westrock Public Limited Company and subsidiaries (‘the
Company’) as of December 31, 2024, and 2023, the related Consolidated Statements of Operations, Comprehensive (Loss) Income,
Cash Flows and Changes in Equity for each of the years in the three-year period ended December 31, 2024, and the related notes
(collectively, the Consolidated Financial Statements). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for opinion
These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public
Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial
Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements.
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial
Statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the Consolidated Financial Statements and (2) involved our especially challenging, subjective, or complex judgments.
The communication of a critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of acquired plant and machinery assets
As described in Note 2 to the Consolidated Financial Statements, the Company completed the acquisition of WestRock Company on
July 5, 2024, which was accounted for as a business combination using the acquisition method. The Company estimated the fair value of the acquired property, plant and equipment assets to be $17,612 million, which includes plant and machinery assets.

Report of Independent Registered Public Accounting Firm
We identified the evaluation of the fair value of the acquired plant and machinery assets as a critical audit matter. It required especially subjective auditor judgement, including the involvement of valuation specialists with specialized skills and knowledge, to assess the appropriateness of the methodology applied and the significant assumptions used in the valuation model, specifically the effective age, estimated useful lives and residual fair values of the plant and machinery assets. We performed a sensitivity analysis to identify these significant assumptions used to value the plant and machinery assets, individually and in the aggregate. Minor changes in these assumptions could have a significant impact on the fair value of the acquired plant and machinery.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Company’s purchase price allocation process, specifically over the development of the significant assumptions.
We involved valuation professionals with specialized skills and knowledge, who assisted in (i) evaluating the appropriateness of the valuation methodology by comparing it against methodologies applied by other market participants for similar assets; (ii) assessing the reasonableness of the significant assumptions by comparing them to industry data; and (iii) comparing management’s fair value of the acquired plant and machinery assets with an independently developed range of values using available industry data and assumptions.
We also made inquiries of finance and operations management to understand and challenge the significant assumptions applied in the valuation model for the plant and machinery assets.
/s/ KPMG
We have served as the Company’s auditor since 2018.
Dublin, Ireland
March 7, 2025

Smurfit Westrock plc
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $2 million and $3 million at December 31, 2024 and December 31, 2023, respectively)	$855	$1,000
Accounts receivable, net (amounts related to consolidated variable interest entities of $767 million and $816 million at December 31, 2024 and December 31, 2023, respectively)	4,117	1,806
Inventories	3,550	1,203
Other current assets	1,533	561
Total current assets	10,055	4,570
Property, plant and equipment, net	22,675	5,791
Goodwill	6,822	2,842
Intangibles, net	1,117	218
Prepaid pension asset	635	29
Other non-current assets (amounts related to consolidated variable interest entities of $389 million and $— million at December 31, 2024 and December 31, 2023, respectively)	2,455	601
Total assets	$43,759	$14,051

Liabilities and Equity
Current liabilities:
Accounts payable	$3,290	$1,728
Accrued expenses	715	278
Accrued compensation and benefits	882	438
Current portion of debt	1,053	78
Other current liabilities	1,393	484
Total current liabilities	7,333	3,006
Non-current debt due after one year	12,542	3,669
Deferred tax liabilities	3,600	280
Pension liabilities and other postretirement benefits, net of current portion	706	537
Other non-current liabilities (amounts related to consolidated variable interest entities of $335 million and $— million at December 31, 2024 and December 31, 2023, respectively)	2,191	385
Total liabilities	26,372	7,877
Commitments and Contingencies (Note 21)
Equity:
Preferred stock; $0.001 par value; 500,000,000 and Nil shares authorized; 10,000 and Nil shares outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.001 par value; 9,500,000,000 and 9,910,931,085 shares authorized; 520,444,261 and 260,354,342 shares outstanding at December 31, 2024 and December 31, 2023, respectively	1	—
Deferred shares, €1 par value; 25,000 shares and 25,000 shares authorized; 25,000 and 100 shares outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (2,037,589, and 1,907,129 common stock at December 31, 2024 and December 31, 2023 respectively)	(93)	(91)
Capital in excess of par value	15,948	3,575
Accumulated other comprehensive loss	(1,446)	(847)
Retained earnings	2,950	3,521
Total shareholders’ equity	17,360	6,158
Noncontrolling interests	27	16
Total equity	17,387	6,174
Total liabilities and equity	$43,759	$14,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Operations
(in millions, except share and per share data)

	Years ended December 31,
	2024	2023	2022
Net sales	$21,109	$12,093	$13,509
Cost of goods sold	(16,914)	(9,039)	(10,237)
Gross profit	4,195	3,054	3,272
Selling, general and administrative expenses	(2,793)	(1,604)	(1,543)
Goodwill impairment	—	—	(12)
Impairment of other assets	—	—	(159)
Transaction and integration-related expenses associated with the Combination	(395)	(78)	—
Operating profit	1,007	1,372	1,558
Pension and other postretirement non-service expense, net	(24)	(49)	(8)
Interest expense, net	(398)	(139)	(139)
Other (expense) income, net	(25)	(46)	15
Income before income taxes	560	1,138	1,426
Income tax expense	(241)	(312)	(391)
Net income	319	826	1,035
Less: Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to common shareholders	$319	$825	$1,034

Basic earnings per share attributable to common shareholders	$0.83	$3.19	$4.00

Diluted earnings per share attributable to common shareholders	$0.82	$3.17	$3.96

The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Comprehensive (Loss) Income
(in millions, except share and per share data)

	Years ended December 31,
	2024	2023	2022
Net income	$319	$826	$1,035
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(895)	410	(366)
Defined benefit pension and other postretirement benefit plans adjustments	87	(53)	110
Net gains (losses) on cash flow hedging derivatives	—	5	(7)
Other comprehensive (loss) income, net of tax	(808)	362	(263)
Comprehensive (loss) income	(489)	1,188	772
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	(1)
Comprehensive (loss) income attributable to common shareholders	$(489)	$1,187	$771

The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Cash Flows
(in millions)

	Years ended December 31,
	2024	2023	2022
Operating activities:
Net income	$319	$826	$1,035
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,464	580	564
Cash surrender value increase in excess of premiums paid	(17)	—	—
Goodwill impairment	—	—	12
Impairment charges on assets other than goodwill	24	5	109
Share-based compensation expense	206	66	68
Deferred income tax (benefit) expense	(137)	(28)	41
Pension and other postretirement funding more than cost	(55)	(39)	(61)
Other	28	(10)	(18)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(144)	245	(91)
Inventories	62	220	(209)
Other assets	(31)	43	(116)
Accounts payable	(273)	(260)	(33)
Income taxes	(5)	(99)	53
Accrued liabilities and other	42	10	79
Net cash provided by operating activities	1,483	1,559	1,433
Investing activities:
Capital expenditures	(1,466)	(929)	(930)
Cash paid for purchase of businesses, net of cash acquired	(719)	(29)	(93)
Proceeds from corporate owned life insurance	5	—	—
Proceeds from sale of property, plant and equipment	61	17	13
Deferred consideration paid	(1)	(4)	(15)
Other	6	14	5
Net cash used for investing activities	(2,114)	(931)	(1,020)
Financing activities:
Additions to debt	5,707	88	52
Repayments of debt	(4,321)	(136)	(56)
Debt issuance costs	(63)	—	—
Changes in commercial paper, net	1	—	—
Other debt additions (repayments), net	2	(4)	—
Repayments of finance lease liabilities	(22)	(3)	(3)
Tax paid in connection with shares withheld from employees	(26)	—	—
Purchases of treasury stock	(27)	(30)	(32)
Share buyback	—	—	(42)
Cash dividends paid to shareholders	(650)	(391)	(349)
Other	6	(3)	(1)
Net cash provided by (used for) financing activities	607	(479)	(431)
Effect of exchange rate changes on cash and cash equivalents	(121)	10	(126)
(Decrease) Increase in cash and cash equivalents	(145)	159	(144)
Cash and cash equivalents at beginning of period	1,000	841	985
Cash and cash equivalents at end of period	$855	$1,000	$841
The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Changes in Equity
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest (“NCI”)	Total
Balance at December 31, 2021(1)	259	$—	$3,485	$(69)	$2,444	$(946)	$4,914	$15	$4,929
Net income	—	—	—	—	1,034	—	1,034	1	1,035
Other comprehensive loss, net of tax	—	—	—	—	—	(263)	(263)	—	(263)
Share-based compensation	—	—	66	—	—	—	66	—	66
Issuance of common stock	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(32)	—	—	(32)	—	(32)
Shares distributed by Smurfit Kappa Employee Trust	—	—	(23)	23	—	—	—	—	—
Share buyback	—	—	—	(42)	—	—	(42)	—	(42)
Cancellation of common stock	(1)	—	—	42	(42)	—	—	—	—
Dividends declared ($1.35 per share)	—	—	—	—	(349)	—	(349)	(1)	(350)
Balance at December 31, 2022	259	$—	$3,528	$(78)	$3,087	$(1,209)	$5,328	$15	$5,343
Net income	—	—	—	—	825	—	825	1	826
Other comprehensive income, net of tax	—	—	—	—	—	362	362	—	362
Share-based compensation	—	—	64	—	—	—	64	—	64
Issuance of common stock	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(30)	—	—	(30)	—	(30)
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Dividends declared ($1.50 per share)	—	—	—	—	(391)	—	(391)	—	(391)
Balance at December 31, 2023	260	$—	$3,575	$(91)	$3,521	$(847)	$6,158	$16	$6,174
Net income	—	—	—	—	319	—	319	—	319
Other comprehensive loss, net of tax	—	—	—	—	—	(808)	(808)	—	(808)
Share-based compensation	—	—	200	—	—	—	200	—	200
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Shares of Smurfit Westrock common stock issued to WestRock shareholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock RSUs and Options attributable to pre- Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	4	—	(26)	—	(22)	—	(22)
Reclassification from retained earnings to accumulated other comprehensive loss	—	—	—	—	(209)	209	—	—	—
Dividends declared ($1.25 per share)(2)	—	—	5	—	(655)	—	(650)	—	(650)
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
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

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies
1.1.  Description of Business
Unless the context otherwise requires, or unless indicated otherwise, “we”, “us”, “our”, “Smurfit Westrock” and “the Company” refer to the business of Smurfit Westrock plc, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.
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
Pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit
Kappa Group plc (“Smurfit Kappa”), WestRock Company (“WestRock”) and Sun Merger Sub, LLC (“Merger Sub”) the following was completed (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Irish Companies Act
(the “Smurfit Kappa Share Exchange”) and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The Combination closed on
July 5, 2024 (the “Closing Date”). Upon the completion of the Combination, Smurfit Kappa and WestRock each became wholly owned subsidiaries of Smurfit Westrock.
1.2.  Basis of Presentation and Principles of Consolidation
Other than activities related to its formation and in anticipation of the Combination, Smurfit Westrock did not conduct any operations from its incorporation until completion of the Combination. Given the non-operational nature of Smurfit Westrock prior to the
Combination, the Smurfit Kappa Share Exchange is not considered a business combination and does not give rise to any goodwill or adjustments to accounting basis.
The Consolidated Financial Statements of Smurfit Westrock following the Smurfit Kappa Share Exchange are a continuation of the financial statements of Smurfit Kappa. The comparative financial information presented in these Consolidated Financial Statements reflect the pre-Combination carrying values of Smurfit Kappa with the legal share capital retroactively adjusted to reflect the legal capital of Smurfit Westrock as the successor after giving effect to the Smurfit Kappa Share Exchange.
The Merger is recognized as a business combination under Accounting Standards Codification (“ASC”) 805, “Business
Combinations” (“ASC 805”). Smurfit Kappa was determined to be the accounting acquirer of WestRock. Accordingly, the financial statements reflected in these Consolidated Financial Statements include WestRock's financial position and results of operations for the period subsequent to the completion of the Combination on July 5, 2024.
Refer to “Note 2. Acquisitions” for additional information related to the accounting for the Combination.
Following the completion of the Combination, we reassessed our reportable segments due to changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. Consequently, subsequent to the Combination, we began to manage the combined business as three reportable segments: (1) North America, (2) Europe, the Middle East and Africa (“MEA”), and Asia-Pacific (“APAC”), and (3) Latin
America (“LATAM”).

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.2.  Basis of Presentation and Principles of Consolidation - continued
As a result of the change in reportable segments, prior year amounts have been recast to conform to the current year presentation.
Throughout these Consolidated Financial Statements, amounts and activity reflect re-presentations related to the change in our reportable segments. The change in reportable segments had no impact on the Company’s Consolidated Balance Sheets, Consolidated
Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Cash Flows and
Consolidated Statements of Changes in Equity previously reported. Refer to “Note 3. Segment Information”, for further discussion of the Company’s segment reporting structure.
The Consolidated Financial Statements have been derived from the historical accounting records of the Company and were prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The Company’s fiscal year end is
December 31. The reporting currency is the United States dollar (“the U.S. dollar”).
The Consolidated Financial Statements include the accounts of Smurfit Westrock plc, and our wholly and partially owned subsidiaries for which we have a controlling financial interest, including variable interest entities for which we are the primary beneficiary. We have eliminated all intercompany accounts and transactions.
The Company consolidates entities in which it has a controlling financial interest based on either the Variable Interest Entity (“VIE”)
or voting interest model.
The Company consolidates entities that are VIEs when the Company determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.
1.3.  Reclassifications and Adjustments
Following the Combination, certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include the recast within our reportable segments, as described above. On completion of the
Merger, as part of the harmonization of accounting policies, a disclosure reclassification of amounts previously classified as 'other postretirement benefit plans' took place with the plans now being classified and disclosed as 'defined benefit pension plans'. The prior year disclosure information in “Note 18. Retirement Plans” has been updated to conform to the current year presentation.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.4.  Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about gain contingencies and contingent liabilities and reported amounts of revenues and expenses, including income taxes. Such estimates include the fair value of assets acquired and assumed liabilities in a business combination, determining goodwill and measuring impairment, income taxes and pension and other postretirement benefits.
These estimates and assumptions are based on management’s judgment.  Actual results may differ from those estimates, and the differences could be material.
We base our estimates on the current information available, our experiences and various other assumptions believed to be reasonable under the circumstances. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments in the Consolidated Financial Statements where facts and circumstances dictate.
1.5.  Revenue Recognition
Generally, we recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods, which coincides with the transfer of control of our goods to the customer upon delivery. Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer specifications), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue over time. This results in revenue recognition prior to the date of shipment or title transfer for these products and results in the recognition of a contract asset (unbilled receivables) with a corresponding reduction in finished goods inventory on our Consolidated Balance Sheets.
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
1.6.  Shipping and Handling Costs
We account for shipping and handling activities as fulfillment costs. Accordingly, we classify shipping and handling costs, such as freight to our customers’ destinations, as a component of cost of goods sold while amounts billed to customers are classified as a component of net sales.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.7.  Cash and Cash Equivalents
We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair market values.
1.8.  Accounts Receivable and Allowances
Our accounts receivable balance arises from a diverse and varied customer base, across the Company’s operations and as such there is no significant concentration of credit risk. Credit evaluations are performed on all customers over certain thresholds and all customers are subject to continued monitoring. Credit limits are reviewed on a regular basis.
We perform an evaluation of the current expected credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. Generally, credit terms associated with our receivables collection are approximately 30 to 90 days.
We state accounts receivable at the amount owed by the customer, net of allowances for estimated credit impairment losses, returns, early settlement discounts and rebates (when netting conditions are met). We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We write off receivables when they are no longer determined to be collectible.
See “Note 6. Accounts Receivable, net” for additional information on accounts receivable and allowances. See “Note 13. Fair Value
Measurement” and “Note 14. Debt” for additional information on receivables securitization facilities.
1.9.  Inventories
Inventories are measured at the lower of cost and net realizable value. The cost of inventories is determined on a first-in, first-out basis and includes expenditure incurred in acquiring the inventories and bringing them to their present location and condition.
Raw materials are valued on the basis of purchase cost on a first-in, first-out basis. For finished goods and work-in-progress, cost includes direct materials, direct labor and attributable overheads based on normal operating capacity and excludes borrowing costs.
Net realizable value is the estimated proceeds of sale less costs to completion and any costs to be incurred in selling and distribution.
We include the cost of wood harvested from forestlands in the carrying values of raw materials.
Full provision is made for all damaged, deteriorated and unusable material. The Company regularly reviews inventory quantities on-
hand for excess and obsolete inventory and, when circumstances indicate, records charges to write-down inventories to their estimated net realizable value. Any write-down of inventory to net realizable value creates a new cost basis for that inventory. Materials and other supplies held for use in the production of inventories are not written down below cost if the finished goods, in which they will be incorporated, are expected to be sold at or above cost. See “Note 7. Inventories” for additional information.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.10.  Leased Assets
We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease equipment and vehicles.
At inception of a contract, we assess whether a contract is, or contains, a lease. A contract is, or contains, a lease, if the contract conveys a right to control the use of an identified asset for a period of time in exchange for consideration. We recognize a right-of-use
(“ROU”) asset and a lease liability at the lease commencement date which is the date at which the asset is made available for our use.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We categorize leases with contractual terms longer than 12 months as either operating or finance.
Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Property, plant and equipment, net.” All other leases are categorized as operating leases.
For operating and finance leases, the lease liability is initially measured at the present value of the future lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. As the implicit rate is generally not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information.
We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease.
While some leases provide for variable payments, they are not included in the ROU assets and liabilities because they are not based on an index or rate. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities.
Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance.
We have made an accounting policy election to not recognize an ROU asset and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that we are reasonably certain to exercise. In addition, the
Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See “Note 12. Leases” for additional information.
1.11.  Property, Plant and Equipment
We record property, plant and equipment at cost less accumulated depreciation and impairment charges. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs, while normal maintenance and repairs are expensed as incurred. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:
Buildings and Building Improvements        10 - 40 years
Plant and Equipment        3 - 25 years
Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 15 years.
The estimated residual value and the useful lives of assets are reviewed at each reporting date. The useful lives of assets could be reduced by climate-related factors, for example, because of physical risks, obsolescence or legal restrictions. Capital expenditures will continue to be required for ongoing projects in order to meet our climate change targets and the useful lives of future capital expenditure may differ from current assumptions, however there are no significant changes in the estimates of useful lives during the current financial year. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount. These are included in the Consolidated Statements of Operations.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.11.  Property, Plant and Equipment - continued
Capitalization of costs in respect of constructing an asset commences when it is probable that future economic benefits associated with the asset will flow to the Company and the cost of the asset can be measured reliably. Cost includes expenditures that are directly attributable to the construction of the asset. Construction in progress is not depreciated and is assessed for impairment when there is an indicator of impairment. When these assets are available for use, they are transferred out of construction in progress to the applicable heading under property, plant and equipment.
Forestlands consist of standing timber. Timber is stated at cost less depletion. Depletion refers to the carrying value of timber that is harvested. Costs related to acquiring, planting and growing timber and expenditure directly attributable to the timber are capitalized.
At the time of harvest, the cost of the wood harvested is included in inventories.
1.12.  Goodwill and Non-current Assets
The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.
In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), we review the carrying value of our goodwill annually in the fourth quarter or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.
ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If the Company determines, based on qualitative factors, that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If based on qualitative factors, the fair value of the reporting unit may more likely than not be less than its carrying amount, a quantitative goodwill impairment test would be required. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate
(based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, sales prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from past acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, but not in excess of the total amount of goodwill allocated to the respective reporting unit, as required under ASU 2017-04
“Simplifying the Test for Goodwill Impairment.”

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.12.  Goodwill and Non-current Assets - continued
The Company has capitalized certain contractual or separable intangible assets, primarily customer relationships, trade names and trademarks, developed technology, software assets and land use rights. These intangible assets are amortized based on the expected pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. The useful lives of intangible assets other than goodwill are finite and range from two to twenty-two years. Amortization is recognized as an expense within “Selling, general and administrative expenses” and “Cost of goods sold” in the Consolidated Statements of Operations.
We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our non-current assets, including ROU assets and amortizable intangibles other than goodwill, is impaired. We determine whether indicators of impairment are present. We review non-current assets for impairment when events or changes in circumstances indicate that the carrying amount of the non-current asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value.
This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques.
Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
1.13.  Business Combinations
In accordance with ASC 805, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable property, plant and equipment, intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, unrecognized tax benefits, contingent consideration and contingencies. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired. Acquisition related costs are expensed as incurred.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.13.  Business Combinations - continued
In a business combination achieved in stages, the cost includes the acquisition date fair value of any pre-existing equity interest in the subsidiary. When settlement of all or part of a business combination is deferred, the fair value of the deferred component is determined by discounting the amounts payable to their present value at the date of exchange. Where a business combination agreement provides for an adjustment to the purchase consideration which is contingent on future events, the contingent consideration is measured at fair value. Any subsequent remeasurement of the contingent amount is recognized in the Consolidated Statements of Operations if it is
identified as a financial liability.
1.14.  Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities
We estimate fair values in accordance with ASC 820 “Fair Value Measurement” (“ASC 820”). ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.
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
Financial instruments not recognized at fair value on a recurring or non-recurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities and non-current debt. With the exception of debt with fixed interest rates, the carrying amounts of these financial instruments approximate their fair values due to either their variable interest rates or short maturities. The fair value of debt such as debentures and various notes are based on quoted market prices as of the balance sheet date. The fair value of the revolving credit facility approximates its carrying value due to the nature of the repricing and interest based on variable rates. We measure the fair value of our mutual fund investments based on quoted prices in active markets.  Additionally, we measure our derivative contracts, if any, based on observable inputs such as interest rates, yield curves, spot and future commodity prices, and spot and future exchange rates.
We discuss fair values in more detail in “Note 13. Fair Value Measurement” and our pension and postretirement assets and liabilities in “Note 18. Retirement Plans”.
1.15.  Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The tax effects of accumulated other comprehensive income are eliminated when the circumstances upon which it is premised cease to exist.
Where applicable, the portfolio approach is utilized. All deferred tax assets and liabilities are classified as non-current in our
Consolidated Balance Sheets.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.15.  Income Taxes - continued
We reduce deferred tax assets with a valuation allowance to the amount we believe is more-likely than-not to be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, recent financial operations and carry back availability, if any. In the event we were to determine that we would be able to realize or not realize our deferred tax assets in the future at their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce or increase income tax expense, respectively.
Certain provisions of ASC 740, “Income Taxes” (“ASC 740”) provide that a “tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.” We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is more-likely- than-not to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is greater than 50-percent likely of being realized upon settlement. We do not record any benefit for the tax positions where we do not meet the initial recognition threshold. Income tax positions must meet the ASC 740 recognition criteria as of the reporting date to be recognized. We recognize interest related to tax positions in “Income tax expense” in the Consolidated Statements of Operations. Prior to the Combination, interest relating to tax positions was immaterial. We recognize penalties related to tax positions in “Income tax expense” in the Consolidated Statements of
Operations. Resolutions of tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods upon their resolution.
The Company has made an accounting policy election to account for the income tax effect(s) of U.S. Global Intangible Low-Taxed
Income (GILTI) as a period cost. The Company had made an accounting policy election to account for the income tax effect(s) of investment tax credits under the flow-through method.
1.16.  Pension and Other Postretirement Benefits
We sponsor pension and other postretirement benefits in the U.S. and most of the other countries in which we operate. We use a
December 31 measurement date for these plans. We measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. We recognize the net funded position of our plans as assets or liabilities in our Consolidated
Balance Sheets. Estimated future payments are determined based on assumptions. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost including differences between actual and expected returns on plan assets, plan remeasurement and when certain assumptions used to determine the projected benefit obligation are updated, such as but not limited to, changes in the discount rate and the change in the rate of compensation.
The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as “the corridor”. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all the plan participants are inactive.
1.17.  Share-Based Compensation
We recognize an expense for share-based compensation plans based on the estimated fair value of the related awards. We measure share-based compensation awards using fair value-based measurement methods determined at the grant date. The compensation expense is recognized using the straight-line method over the requisite service period for time-based awards. For awards vesting based on market conditions, a compensation expense is recognized whether or not the market condition is met, as long as the service condition is met. For awards vesting based on performance conditions, compensation expense is recognized over the requisite service period only if it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts the compensation expense based on its probability assessment. Forfeitures are estimated based on historical experience.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.18.  Foreign Currency
The Consolidated Financial Statements are presented in the U.S. dollar, which is the reporting currency of the Company. We translate the assets and liabilities of our foreign operations to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in “Foreign currency translation (loss) gain” a component of Other comprehensive (loss) income, net of tax. We translate income statement activity of our foreign operations to U.S.
dollar using the average exchange rate prevailing during the period. On disposal of a foreign operation, accumulated currency translation differences are reclassified to profit or loss as part of the overall gain or loss on disposal.
Monetary assets and liabilities denominated in foreign currencies are translated into functional currency at the foreign exchange rate at the reporting date. Non-monetary assets and liabilities carried at cost are not subsequently retranslated. Non-monetary assets carried at fair value are subsequently remeasured at the exchange rate at the date of valuation. Gains or losses arising on foreign currency remeasurements are recorded within “Other (expense) income, net” in the Consolidated Statements of Operations with the exception of differences on foreign currency borrowings that qualify as a hedge of the Company’s net investment in foreign operations. The portion of exchange gains or losses on foreign currency borrowings used to provide a hedge against a net investment in a foreign operation and that is determined to be an effective hedge is recognized in Other comprehensive (loss) income, net of tax.
We recorded a loss on foreign currency transactions of $22 million, $52 million and $2 million in the years ended December 31, 2024,
2023 and 2022, respectively.
1.19.  Supplier Finance Program Obligations
We maintain supplier finance programs whereby we have entered into payment processing agreements with certain financial institutions. These agreements allow participating suppliers to track payment obligations from Smurfit Westrock, and if voluntarily elected by the supplier, to sell payment obligations from Smurfit Westrock to financial institutions at a discounted price. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and we do not reimburse suppliers for any costs they incur for participation in the program. We have not pledged any assets as security or provided any guarantees as part of the programs. We have no economic interest in our suppliers’ decisions to participate in the programs. Our responsibility is limited to making payment in full to the respective financial institution according to the terms originally negotiated with the supplier, which generally do not exceed 120 days. Smurfit Westrock or the financial institutions may terminate the agreements upon 30 or 90 days’ notice. These obligations are classified as accounts payable within the Consolidated
Balance Sheets.
The Company's outstanding payment obligations to financial institutions for the year ended December 31, 2024 were as follows:

2024
Outstanding payment obligations at the beginning of the fiscal year	$—
Assumed as part of the Combination	440
Amounts added during the period	792
Amounts settled during the period	(782)
Balance at end of the fiscal year	$450

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.20.  Repair and Maintenance Costs
We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every 12 to 24 months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. The deferred planned major maintenance costs are recorded as assets within “Other non-current assets” on the Consolidated Balance Sheets.
1.21.  New Accounting Standards Recently Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04,
“Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that all entities that use supplier finance programs in connection with the purchase of goods and services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU was effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which was effective for fiscal years beginning after December 15, 2023. The
Company adopted this ASU effective January 1, 2023, with the exception of the amendment on rollforward information, which was adopted in the year beginning January 1, 2024 and applied prospectively. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. See Note 1.19.  Supplier Finance Program Obligations for more information.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment
Disclosures.” This ASU requires an entity to disclose incremental segment information, including enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual reporting periods beginning after December 15,
2023 and for interim periods beginning after December 15, 2024. Adoption is a fully retrospective method of transition. Early adoption is permitted. The Company adopted this ASU in the fourth quarter of the year ended December 31, 2024 by including the required applicable segment disclosures. See Note 3. Segment Information for more information.
1.22.  New Accounting Standards Not Yet Adopted
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
Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its disclosures in the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation
Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027.
Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The
Company is currently evaluating the impact of this standard on its disclosures in the Consolidated Financial Statements.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions
The following relates to acquisitions by the Company that took place in the years ended December 31, 2024, 2023 and 2022. We accounted for these acquisitions in accordance with ASC 805.
Fiscal 2024 Acquisitions
As referred to in “Note 1. Description of Business and Summary of Significant Accounting Policies”, on September 12, 2023, Smurfit
Kappa and WestRock, a public company incorporated in Delaware, announced they had reached a definitive agreement on the terms of a proposed combination.
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
On April 3, 2024, Smurfit Kappa Treasury (a wholly owned subsidiary of Smurfit Westrock plc) completed an offering in the aggregate principal amount of $2,750 million of senior unsecured notes in three series, comprised of the following: $750 million aggregate principal amount of 5.200% senior notes due 2030 (the “2030 Notes”), $1,000 million aggregate principal amount of
5.438% senior notes due 2034 (the “2034 Notes”) and $1,000 million aggregate principal amount of 5.777% senior notes due 2054
(the “2054 Notes” and, together with the 2030 Notes and 2034 Notes, the “Notes” or the “Financing”) (such offering, the “April Notes
Offering”). A portion of the net proceeds of the April Notes Offering was used to finance the Cash Consideration, fees, commissions, costs and expenses payable in connection with the Combination.
Merger Consideration
The following table summarizes the components of the aggregate Merger Consideration. The amounts are calculated by reference to
Smurfit Kappa’s share price of £36.56 on the Closing Date, translated to U.S. dollars using the closing exchange rate as of that date.

Cash paid for outstanding WestRock Stock (a)	$1,291
Smurfit Westrock Shares issued to WestRock Shareholders (b)	12,098
Converted WestRock Options and WestRock RSU Awards attributable to pre-Combination service (c)	101
Settlement of pre-existing relationships, trade and other payable and receivable balances with WestRock (d)	(29)
Aggregate Merger Consideration	$13,461
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
(c)  Consideration for WestRock Options and WestRock restricted stock unit (“RSU”) Awards replaced with Smurfit Westrock equity awards with similar terms, and the amount represents the consideration for their replacement. A portion of the fair value of Smurfit Westrock equity awards issued represents consideration transferred, while the remaining portion represents the post-Combination compensation expense based on the vesting terms of the converted awards. Also included, is the Merger Consideration in respect of WestRock Director RSU Awards, settled options held by former
WestRock employees and vested and unreleased RSU awards all of which converted into WestRock Stock immediately prior to the Closing Date.
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

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Fiscal 2024 Acquisitions - continued
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
The purchase price allocation for the Merger is preliminary and is subject to revision as additional information about the acquisition-
date fair value of assets and liabilities becomes available. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates during the measurement period
(a period not to exceed 12 months from the Closing Date). The Company has reflected the measurement period adjustments to date in the period in which the adjustments occurred, and will continue to reflect measurement period adjustments, if any, in the period in which the adjustments occur. The Company will finalize the accounting for the Merger within the measurement period.
The following table summarizes the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Identifiable net assets:
Cash and cash equivalents	$603	$—	$603
Accounts receivable	2,374	—	2,374
Inventories	2,504	29	2,533
Other current assets	825	(13)	812
Property, plant and equipment	17,567	45	17,612
Intangibles	922	41	963
Prepaid pension asset	558	—	558
Other non-current assets	1,765	68	1,833
Accounts payable	(2,018)	—	(2,018)
Accrued compensation and benefits	(447)	—	(447)
Current portion of debt	(1,285)	—	(1,285)
Other current liabilities	(1,123)	(16)	(1,139)
Non-current debt due after one year	(7,438)	(2)	(7,440)
Deferred tax liabilities	(3,523)	27	(3,496)
Pension liabilities and other postretirement benefits, net of current portion	(299)	—	(299)
Other non-current liabilities	(1,872)	(2)	(1,874)
Noncontrolling interests	(11)	—	(11)
Identifiable net assets acquired as of July 5, 2024	9,102	177	9,279
Goodwill arising on Merger	4,359	(177)	4,182
Aggregate Merger Consideration	$13,461	$—	$13,461

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Fiscal 2024 Acquisitions - continued
Measurement period adjustments primarily related to the adjustments in the fair values of the acquired property, plant and equipment and other intangible assets from the third-party valuation and related impact on deferred income taxes. The measurement period adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date. The offset to the measurement period adjustments was to goodwill. The impact to the Consolidated Statement of Operations as a result of these measurement period adjustments was not material.
The goodwill arising from the Merger is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Merger. Of the total goodwill recognized on the Merger, $3,882 million was allocated to the North American segment, $206 million was allocated to the LATAM segment and $94 million was allocated to the Europe, MEA and APAC segment.
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
The preliminary fair value of acquired property, plant and equipment was determined primarily using the cost approach method. Due to the specialized industrial nature of our plant and machinery assets, we have primarily applied the depreciated replacement cost method to determine their acquisition date fair value. This valuation method involves making assumptions for the current replacement costs of similar fixed assets adjusted for estimated physical deterioration, functional and economic obsolescence. The determination of key assumptions was supported by the market approach if an active secondary market was identified, and the income approach was considered to determine economic obsolescence for certain assets. These valuations resulted in Level 3 non-recurring fair value measurements.
The preliminary fair values of intangible assets were generally determined using income-based methods. The income method used for customer relationship intangibles is the multi-period excess earnings method based on forecasts of the expected future cash flows attributable to those assets. The relief from royalty method which the Company has used for the valuation of trade name and certain technology intangibles, estimates fair value by reference to the royalties saved through ownership of the intangible asset rather than paying a rent or royalty for its use. The fair value of certain technology-based intangibles was determined using a cost savings approach that measures the value of an asset by estimating the cost savings achieved through owning the asset.
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

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Fiscal 2024 Acquisitions - continued
Preliminary identifiable intangible assets are presented in the following table:

	Preliminary Fair Value	Weighted Average Useful Lives (in years)
Preliminary fair value of intangible assets acquired:
Customer relationships	$459	14
Trade names and trademarks	228	10
Developed technology	179	12
Software assets	93	5
Land use rights	4	22
Intangible assets acquired	$963	12
The Company incurred transaction-related expenses associated with the Combination of $202 million for the year ended December 31,
2024 ($78 million for the year ended December 31, 2023). These costs were associated primarily with legal and other professional services and were recorded in transaction and integration-related expenses associated with the Combination.
Following the Combination, Smurfit Kappa funded the prepayment and cancellation of WestRock’s credit agreement with an outstanding amount of $750 million (“Delayed Draw Term Facility”). Waivers from lenders removing change in control provisions had previously been received for this loan facility. The outstanding balance of the facility as of July 5, 2024 was recognized as an assumed liability. The repayment did not form part of Merger Consideration. The repayment of the principal ($750 million) has been presented as a financing cash outflow with the payment of accrued interest ($1 million) reflected within operating activities, each in the Consolidated Statement of Cash Flows.
Outstanding WestRock Share-based Compensation Awards
In connection with the Combination, outstanding WestRock RSU Awards (other than director RSUs) for current employees were replaced with Smurfit Westrock RSU Awards and a cash award equal to $5.00 per share, both of which will vest over the same requisite service period as the original awards. Director RSUs were fully vested upon the change in control and settled shortly thereafter in July 2024. Outstanding WestRock performance stock units (“PSUs”) were converted at the higher of target or the average actual performance of the last three years prior to the Merger and replaced with Smurfit Westrock RSU Awards and a cash award equal to $5.00 per share, both of which will vest over the same requisite service period as the original awards. The outstanding
WestRock stock options and their exercise prices were converted using an exchange ratio based on the volume weighted average price of Smurfit Kappa shares for a ten day period prior to the close of the Merger and replaced with Smurfit Westrock stock options with the same terms and conditions as the original awards. Outstanding WestRock stock options for former employees were settled in connection with the acquisition. The Merger Consideration includes $101 million related to WestRock awards that were settled or replaced in connection with the acquisition. Compensation expense of $21 million was recognized immediately post-acquisition and
$162 million of compensation expense will be recognized over the remaining service period of up to three years. In addition, during the year ended December 31, 2024, $51 million of stock compensation expense was recognized in respect of “dual trigger” awards to certain executives, which accelerated vesting upon (i) a change in control and (ii) involuntary termination or a termination for good reason following a change in control.
WestRock Net Sales and Earnings
WestRock contributed net sales of $9,381 million and net loss of $39 million to the consolidated results of Smurfit Westrock for the period from completion of the Merger to December 31, 2024.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Fiscal 2024 Acquisitions - continued
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the year ended
December 31, 2024 and 2023, as if the Merger had occurred on January 1, 2023.

	Years ended December 31,
	2024	2023
Net sales	$30,919	$32,511
Net income (loss) attributable to common shareholders	$650	$(1,410)
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
The unaudited pro forma combined financial information also reflects pro forma adjustments for the following material non-recurring expenses directly attributable to the Merger, each reflected as of the beginning of the earliest pro-forma comparative period presented:
(i) transaction-related costs of both Smurfit Kappa and WestRock amounting to $448 million, including retention-related bonuses; and
(ii) amortization of the fair value adjustment to acquired inventories of $224 million.
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
In the year ended December 31, 2024, we also acquired Artemis, a bag-in-box packaging company in Bulgaria, and goodwill arising on the acquisition was $10 million. The acquisition was not considered to be significant as to warrant separate disclosure of the net assets acquired.
During fiscal 2024, the Company recorded a measurement period adjustment to the fair values initially assigned to the Cartonajes
Carrión business acquired in 2023, resulting in a reduction in goodwill recognized of $10 million.
Fiscal 2023 Acquisitions
We acquired Asterias, a folding carton company in Poland, and Cartonajes Carrión, a specialty packaging operation in Spain, in the year ended December 31, 2023. Goodwill arising on these acquisitions was $21 million in total, of which $16 million was expected to be deductible for income tax purposes. Neither acquisition was considered to be significant as to warrant separate disclosure of the net assets acquired.
During fiscal 2023, the Company recorded a measurement period adjustment to the fair values initially assigned to the PaperBox and
Pusa Pack businesses acquired in 2022, resulting in a decrease in goodwill of $24 million and $1 million, respectively.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
2.  Acquisitions - continued
Fiscal 2022 Acquisitions
We completed the following acquisitions in the year ended December 31, 2022:
•On April 1, 2022, we acquired 100% of Argencraft, a corrugated facility in Argentina.
•On April 29, 2022, we acquired 100% of Atlas Packaging, a corrugated packaging company in the United Kingdom.
•On October 3, 2022, we acquired 100% of PaperBox, a packaging plant in Brazil.
•On October 31, 2022, we acquired 100% of Pusa Pack, a bag-in-box packaging plant in Spain.
The total aggregate purchase consideration for the 2022 acquisitions was $107 million, consisting of $99 million in cash and $8 million in deferred consideration. None of the business combinations completed during the year were considered material to warrant separate disclosure of the fair values attributable to those combinations.
The $93 million of cash outflows reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2022, relate to the total cash consideration, net of $6 million in cash acquired in 2022.
The total net assets acquired were $87 million. Acquisition related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of these acquisitions reflects goodwill of $20 million, which is not expected to be deductible for income tax purposes. The goodwill is primarily composed of expected benefits related to expanding the Company’s established and growing packaging business.
3.  Segment Information
Following the completion of the Combination, we reassessed our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. The CODM is determined to be the executive management team, comprising the Group Chief Executive Officer and Group Chief Financial Officer.
The CODM is responsible for assessing performance, allocating resources and making strategic decisions.
During the year ended December 31, 2024, we identified three operating segments, which are also our reportable segments:
i.North America, which includes operations in the U.S., Canada and Mexico.
ii.Europe, the Middle East and Africa (“MEA”), and Asia-Pacific (“APAC”).
iii.Latin America (“LATAM”), which includes operations in Central America and Caribbean, Argentina, Brazil, Chile, Colombia,
Ecuador and Peru.
These changes reflect how we manage our business effective during the third quarter of 2024, following the completion of the
Combination. Our operating segments are consistent with our internal management structure and no operating segments have been aggregated for disclosure purposes. Prior period comparatives have been recast to reflect the change in segments.
In the identification of the operating and reportable segments, we considered the level of integration of our different businesses as well as our objective to develop long-term customer relationships by providing customers with differentiated packaging solutions that enhance the customer’s prospects of success in their end markets.
The North America, Europe, MEA and APAC and LATAM segments are each highly integrated within the segment and there are many interdependencies within these operations. They each include a system of mills and plants that primarily produce a number of grades of containerboard that is converted into corrugated containers within each segment, or is sold to third parties.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued
In addition, the North America segment also produces paperboard, kraft paper and market pulp; other paper-based packaging, such as folding cartons, inserts, labels and displays and also engages in the assembly of displays as well as the distribution of packaging products.
The Europe, MEA and APAC segment also produces other types of paper, such as solidboard, graphic board, sack kraft paper and machine glazed paper (together known as kraft paper) and graphic paper; and other paper-based packaging, such as honeycomb, solidboard packaging, folding cartons, inserts and labels; and bag-in-box packaging (the latter with operations located in Europe,
Argentina, Canada, Mexico and the U.S., but managed under the Europe, MEA and APAC segment).
The LATAM segment also comprises forestry; other types of paper, such as paperboard and kraft paper; and paper-based packaging, such as folding cartons and paper sacks.
Inter-segment transfers or transactions are entered into under normal commercial terms and conditions on an arm’s length basis.
The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies.”
We operate in 40 countries worldwide. The table below reflects financial data of our foreign operations for each of the past three fiscal years:

	Years ended December 31,
	2024	2023	2022
Net sales (unaffiliated customers)
Ireland (country of domicile)	$172	$128	$124
U.S.	7,311	303	373
Mexico	1,960	1,343	1,365
Germany	1,711	1,694	1,960
France	1,427	1,492	1,603
Other Americas	2,330	1,322	1,388
Other Europe, MEA and APAC	6,198	5,811	6,696
Total	$21,109	$12,093	$13,509
Our net sales are derived almost entirely from the sale of goods and are disclosed based on the location of production.
No one customer represents greater than 10% of our net sales.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued

	December 31,
	2024	2023
Long-lived assets(1)
Ireland (country of domicile)	$62	$44
U.S.	14,841	217
Mexico	1,686	625
Germany	683	633
France	638	624
Other Americas	2,327	889
Other Europe, MEA and APAC	3,424	3,133
Total	$23,661	$6,165
(1) Long-lived assets include “Operating lease right-of-use assets” and “Property, plant and equipment, net” and are disclosed based on their location.
Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service expense, net, share-based compensation expense, other (expense) income, net, impairment of goodwill and other assets, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The CODM uses Adjusted EBITDA for each segment predominantly: to forecast and assess the performance of the segments, individually and comparatively; to set pricing strategies for the segments; and to make decisions about the allocation of operating and capital resources to each segment strategically, in the annual budget and in the quarterly forecasting process. The CODM considers budget, or forecast, -to-actual variances on a quarterly and annual basis for segment Adjusted EBITDA to inform these decisions.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued
The following tables show selected financial data for our segments.

Year ended December 31, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$9,901	$9,556	$1,652	$21,109
Add net sales (intersegment)	191	21	59	271
Net sales (aggregate)	$10,092	$9,577	$1,711	$21,380

Less segment expenses:
Segment cost of goods sold	$(7,450)	$(6,948)	$(1,192)	$(15,590)
Segment selling, general and administration expenses	(1,032)	(1,100)	(141)	(2,273)
	$(8,482)	$(8,048)	$(1,333)	$(17,863)
Segment Adjusted EBITDA	$1,610	$1,529	$378	$3,517
Unallocated corporate costs				(131)
Depreciation, depletion and amortization				(1,464)
Transaction and integration-related expenses associated with the Combination				(395)
Amortization of fair value step up on inventory				(224)
Interest expense, net				(398)
Pension and other postretirement non-service expense, net				(24)
Share-based compensation expense				(206)
Other expense, net				(25)
Other adjustments				(90)
Income before income taxes				$560
Significant segment expenses are segment cost of sales and segment selling, general and administrative expenses. Segment cost of sales primarily include raw materials, direct labor and plant overhead costs. Segment selling, general and administrative expenses primarily include compensation and benefits, external professional fees and other operating costs. Both segment cost of sales and segment selling, general and administrative expenses exclude certain adjustments that management believes are not indicative of the operating results of the business.
Other adjustments in the table above include restructuring costs of $56 million, a non-recurring, non-cash currency translation adjustment in Argentina of $42 million and losses at closed facilities of $10 million partially offset by a reimbursement of a fine from the Italian Competition Authority of $18 million.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued

Year ended December 31, 2023	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$1,623	$9,184	$1,286	$12,093
Add net sales (intersegment)	1	9	58	68
Net sales (aggregate)	$1,624	$9,193	$1,344	$12,161

Less segment expenses:
Segment cost of goods sold	$(1,165)	$(6,498)	$(939)	$(8,602)
Segment selling, general and administration expenses	(178)	(1,011)	(131)	(1,320)
	$(1,343)	$(7,509)	$(1,070)	$(9,922)
Segment Adjusted EBITDA	$281	$1,684	$274	$2,239
Unallocated corporate costs				(111)
Depreciation, depletion and amortization				(580)
Transaction and integration-related expenses associated with the Combination				(78)
Interest expense, net				(139)
Pension and other postretirement non-service expense, net				(49)
Share-based compensation expense				(66)
Other expense, net				(46)
Other adjustments				(32)
Income before income taxes				$1,138
Significant segment expenses are segment cost of sales and segment selling, general and administrative expenses. Segment cost of sales primarily include raw materials, direct labor and plant overhead costs. Segment selling, general and administrative expenses primarily include compensation and benefits, external professional fees and other operating costs. Both segment cost of sales and segment selling, general and administrative expenses exclude certain adjustments that management believes are not indicative of the operating results of the business.
Other adjustments in the table above includes restructuring costs of $32 million.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued

Year ended December 31, 2022	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$1,719	$10,432	$1,358	$13,509
Add net sales (intersegment)	1	19	39	59
Net sales (aggregate)	$1,720	$10,451	$1,397	$13,568

Less segment expenses:
Segment cost of goods sold	$(1,263)	$(7,533)	$(996)	$(9,792)
Segment selling, general and administration expenses	(176)	(998)	(121)	(1,295)
	$(1,439)	$(8,531)	$(1,117)	$(11,087)
Segment Adjusted EBITDA	$281	$1,920	$280	$2,481
Unallocated corporate costs				(91)
Depreciation, depletion and amortization				(564)
Goodwill impairment				(12)
Impairment of other assets				(159)
Interest expense, net				(139)
Pension and other postretirement non-service expense, net				(8)
Share-based compensation expense				(68)
Other income, net				15
Other adjustments				(29)
Income before income taxes				$1,426
Significant segment expenses are segment cost of sales and segment selling, general and administrative expenses. Segment cost of sales primarily include raw materials, direct labor and plant overhead costs. Segment selling, general and administrative expenses primarily include compensation and benefits, external professional fees and other operating costs. Both segment cost of sales and segment selling, general and administrative expenses exclude certain adjustments that management believes are not indicative of the operating results of the business.
Impairment of other assets in the table above is made up of the impairment of Russian operations of $159 million, included in the
Europe, MEA and APAC segment. See “Note 20. Disposal of Russian Operations” for additional information on the impairment of the
Russian operations.
Other adjustments in the table above include restructuring costs of $29 million.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
3.  Segment Information - continued

	Years ended December 31,
	2024	2023	2022
Capital expenditures:
North America	$723	$135	$124
Europe, MEA and APAC	503	594	600
LATAM	216	194	202
Total per reportable segments	$1,442	$923	$926
Corporate	24	6	4
Total capital expenditure	$1,466	$929	$930

	Years ended December 31,
	2024	2023	2022
Other significant non-cash charges: (1)
Goodwill impairment
LATAM	$—	$—	$(12)
Total goodwill impairment	$—	$—	$(12)
(1) Refer to Note 9. Goodwill for more details.
Total assets by segment were:

	December 31,
	2024	2023
Assets:
North America	$29,078	$1,607
Europe, MEA and APAC	10,723	9,521
LATAM	3,180	1,795
Total per reportable segments	$42,981	$12,923
Corporate(1)	778	1,128
Total assets	$43,759	$14,051
(1) Corporate assets are composed primarily of Pension assets, Property, plant and equipment, net, Deferred tax assets, Recoverable or refundable income taxes and Cash and cash equivalents.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
4.  Revenue Recognition
Disaggregated Revenue
ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the year ended December 31, 2024, 2023 and 2022. Net sales are attributed to segments based on the location of production.

	Year ended December 31, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$2,271	$1,468	$117	$3,856
Packaging	7,630	8,088	1,535	17,253
Total	$9,901	$9,556	$1,652	$21,109

	Year ended December 31, 2023
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$106	$1,380	$53	$1,539
Packaging	1,517	7,804	1,233	10,554
Total	$1,623	$9,184	$1,286	$12,093

	Year ended December 31, 2022
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$163	$1,925	$106	$2,194
Packaging	1,556	8,507	1,252	11,315
Total	$1,719	$10,432	$1,358	$13,509
Packaging revenue is derived mainly from the sale of corrugated and consumer packaging products. The remainder of packaging revenue is composed of bag-in-box, packaging solutions and other paper-based packaging products.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Recorded on the Combination	$220	$10
Decrease	(23)	(5)
Ending balance - December 31, 2024	$197	$5
5.  Transaction and Integration-related Costs Associated with the Combination
The following table summarizes the transaction and integration costs associated with the Combination:

	Years ended December 31,
	2024	2023	2022
Transaction-related costs associated with the Combination	$(202)	$(78)	$—
Integration-related costs associated with the Combination	(193)	—	—
Total transaction and integration-related costs associated with the Combination	$(395)	$(78)	$—
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

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

6.  Accounts Receivable, net
Accounts receivable consists of the following:

	December 31,
	2024	2023
Gross accounts receivable	$4,339	$1,976
Less: Allowances	(222)	(170)
Accounts receivable	$4,117	$1,806
The following table represents a summary of the changes in allowances for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
Balance at the beginning of the fiscal year	$170	$160	$145
Charges to net sales and selling, general and administrative expenses	380	196	229
Deductions	(318)	(185)	(203)
Write offs	(10)	(1)	(11)
Balance at the end of the fiscal year	$222	$170	$160
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
7.  Inventories
Inventories are as follows:

	December 31,
	2024	2023
Finished goods	$1,374	$514
Work-in-progress	206	52
Raw materials	1,288	348
Consumables and spare parts	682	289
Inventories	$3,550	$1,203

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
8.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	December 31,
	2024	2023
Land and buildings	$5,337	$2,679
Forestlands	251	78
Plant and equipment	22,306	8,860
Construction in progress	1,517	656
Finance lease right-of-use assets	419	32
Property, plant and equipment at cost	29,830	12,305
Less: Accumulated depreciation, depletion and amortization	(7,155)	(6,514)
Property, plant and equipment, net	$22,675	$5,791
Depreciation, depletion and amortization expense for the year ended December 31, 2024, 2023 and 2022 was $1,363 million, $528 million and $512 million, respectively and is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
In fiscal 2024, due to restructuring, we recognized impairment charges of $23 million in the North America segment and $1 million in the Europe, MEA and APAC segment, respectively. In fiscal 2023, due to restructuring, we recognized an impairment charge of $5 million in the Europe, MEA and APAC segment. In fiscal 2022, we recognized an impairment charge of $55 million in the Europe,
MEA and APAC segment prior to classifying the Russian disposal group as held for sale (refer to “Note 20. Disposal of Russian
Operations”) and an impairment charge of $14 million in the North America segment due to restructuring.
Non-cash additions to property, plant and equipment included within accounts payable were $384 million, $235 million and $187 million at December 31, 2024, 2023 and 2022, respectively.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
9.  Goodwill
During the third quarter of 2024, following completion of the Combination, the Company changed its reportable segments as described in “Note 3. Segment Information”. Concurrent with the change in reportable segments, the Company reassessed its reporting units. The prior year amounts for goodwill by reportable segment have been recast by assigning reporting units to new reportable segments based on location of reporting units. The Company concluded the change in reportable segments was not a triggering event for goodwill impairment.
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and December 31, 2023 are as follows:

	North America	Europe, MEA and APAC	LATAM	Total
Balance as of December 31, 2022	$248	$2,335	$139	$2,722
Acquisitions	—	20	(24)	(4)
Translation adjustment	16	89	19	124
Balance as of December 31, 2023	264	2,444	134	2,842
Acquisitions	3,882	94	206	4,182
Translation adjustment	(23)	(141)	(38)	(202)
Balance as of December 31, 2024	$4,123	$2,397	$302	$6,822
Further information on acquisitions is included in “Note 2. Acquisitions”.
During the fourth quarter of fiscal 2024, the Company performed a qualitative impairment test and determined it was more likely than not that the fair value of all reporting units was greater than their carrying amount. Accordingly, the Company concluded that a quantitative impairment test was not necessary, and that goodwill was not impaired.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2023, the Company elected to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company concluded goodwill was not impaired in fiscal 2023.
In 2022, management reassessed the expected future business performance in Peru as a result of the continued difficult economic conditions and projected cash flows that were lower than expected, giving rise to an impairment charge of $12 million in the LATAM segment.
Accumulated goodwill impairment losses at December 31, 2024 amount to $242 million comprising $198 million in Europe, MEA and APAC and $44 million in LATAM. At December 31, 2023, the accumulated goodwill impairment losses were $264 million comprising $209 million in Europe MEA and APAC and $55 million in LATAM. Movements in the period relate to foreign currency translation adjustments.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
10.  Other Intangible Assets
The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows and reflect the removal of fully amortized intangible assets in the period fully amortized.

	December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$839	$(292)	$397	$(261)
Trade names and trademarks	252	(37)	30	(25)
Developed technology	170	(7)	—	—
Software assets	424	(235)	293	(216)
Land use rights	3	—	—	—
Total	$1,688	$(571)	$720	$(502)
Intangible asset amortization expense was $101 million, $52 million and $52 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated other intangible asset amortization expense for the succeeding five years is as follows:

Year ending December 31, 2025	$138
Year ending December 31, 2026	131
Year ending December 31, 2027	120
Year ending December 31, 2028	109
Year ending December 31, 2029	96
11.  Interest
The components of interest expense, net is as follows:

	Years ended December 31,
	2024	2023	2022
Interest expense	$(525)	$(170)	$(148)
Interest income	127	31	9
Interest expense, net	$(398)	$(139)	$(139)
Total cash paid for interest, net of interest received was $396 million, $146 million and $129 million for the year ended December 31,
2024, 2023 and 2022, respectively. Of this, capitalized interest paid was $22 million, $10 million and $3 million for the year ended
December 31, 2024, 2023, 2022, respectively.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
12.  Leases
We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment.
Components of Lease Costs
The following table presents certain information related to the lease costs for finance and operating leases:

	Years ended December 31,
	2024	2023	2022
Operating lease costs	$(264)	$(118)	$(107)
Variable and short-term lease costs	(123)	(47)	(40)
Finance lease cost:
Amortization of lease assets	(26)	(3)	(3)
Interest on lease liabilities	(14)	(1)	(1)
Lease cost	$(427)	$(169)	$(151)
Supplemental Consolidated Balance Sheets Information Related to Leases

	Balance Sheet Location	December 31,
		2024	2023
Operating leases:
Operating lease right-of-use assets	Other non-current assets	$986	$374

Current operating lease liabilities	Other current liabilities	$309	$113
Non-current operating lease liabilities	Other non-current liabilities	710	269
Total operating lease liabilities		$1,019	$382

Finance leases:
Property, plant and equipment	Property, plant and equipment, net	$419	$32
Accumulated amortization		(36)	(6)
Property, plant and equipment, net		$383	$26

Current finance lease liabilities	Current portion of debt	$33	$3
Non-current finance lease liabilities	Non-current debt due after one year	506	26
Total finance lease liabilities		$539	$29

Operating lease right-of-use assets and lease liabilities increased by $660 million and $665 million, respectively, as a result of leased assets acquired and liabilities assumed from the Combination. Similarly, finance lease right-of-use assets and lease liabilities have increased by $391 million and $514 million, respectively. The measurement period adjustments included in the lease right-of-use assets and liabilities since the preliminary allocation are immaterial.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
12.  Leases - continued

Lease Term and Discount Rate	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	5.1 years	7.5 years
Finance leases	13.1 years	12.7 years
Weighted average discount rate:
Operating leases	4.9%	3.6%
Finance leases	5.8%	3.6%
Supplemental Cash Flow Information Related to Leases
The following table presents supplemental cash flow information related to leases:

	Years ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$265	$118	$107
Operating cash flows related to finance leases	14	1	1
Financing cash flows related to finance leases	22	3	3

Leased assets obtained in exchange for lease liabilities:
Operating leases	$213	$133	$111
Finance leases	$7	$—	$—
Maturity of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the Consolidated Balance Sheets at December 31, 2024:

	Operating Leases	Finance Leases	Total
Year ending December 31, 2025	$353	$49	$402
Year ending December 31, 2026	271	49	320
Year ending December 31, 2027	197	127	324
Year ending December 31, 2028	121	40	161
Year ending December 31, 2029	75	37	112
Thereafter	138	500	638
Total lease payments	$1,155	$802	$1,957
Less: Interest	(136)	(263)	(399)
Present value of future lease payments	$1,019	$539	$1,558

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
13.  Fair Value Measurement
The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade and other receivables, certain other current assets, trade and other payables, certain other current liabilities, short-term debt and non-current debt, all of whose carrying values approximates fair value (with the exception of debt with fixed interest rates). Fair value disclosures are classified based on the fair value hierarchy. See “Note 1. Description of Business and Summary of Significant Accounting Policies,” for
information about the Company's fair value hierarchy.
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	2024		2023
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,370	$11,289	$3,615	$3,379
The fair value of the Company's debt with fixed interest rates is based on quoted market prices. With the exception of financial instruments included in the table above, the carrying amounts of all other debt instruments approximate their fair values. The variable nature and repricing dates of the receivables securitization facilities and the revolving credit facility result in carrying values approximating their fair values. Both the revolving credit facility and the receivables securitization facilities are classified as Level 2 in the fair value hierarchy.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures and records certain assets and liabilities, including derivative instruments at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1		Level 2
	December 31,		December 31,
	2024	2023	2024	2023
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	10	9
Derivatives in cash flow hedging relationships	—	—	3	5
Derivatives not designated as hedging instruments	—	—	11	14
Assets measured at fair value	$2	$2	$24	$28

Liabilities
Derivatives in cash flow hedging relationships	$—	$—	$1	$8
Derivatives not designated as hedging instruments	—	—	13	12
Liabilities measured at fair value	$—	$—	$14	$20
There were no assets or liabilities, which are measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the periods presented.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
13.  Fair Value Measurement - continued
Following the Combination, we have financial instruments recognized at fair value including supplemental retirement savings plans
(“Supplemental Plans”) that are nonqualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these
Supplemental Plans were carried at $185 million and $168 million, respectively, as of December 31, 2024. The amount of expense we recorded for the current fiscal year was not significant.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a non-recurring basis. This includes assets acquired and liabilities assumed as a result of business combinations or non-
monetary exchanges, situations where events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include property, plant, and equipment, goodwill and other intangible assets, assets and disposal groups held for sale and other non-current assets. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, observable price for similar assets, market comparables, and discounted cash flow projections. These non-recurring fair value measurements are considered to be Level 3 in the fair value hierarchy.
As further detailed in “Note 9. Goodwill”, in 2022, impairment charges were recorded for our Peru business, leading to the write-
down of goodwill to fair value. There was no goodwill related to this business recognized in the years ended December 31, 2023 or
December 31, 2024.
In addition, impairment losses on non-current assets were recorded in 2022 in respect of the Russian operations, resulting in a write-
down to fair value less costs to sell. In March 2023, we successfully concluded the sale of our Russian business, leading to the derecognition of the assets and liabilities classified as held for sale as of December 31, 2022. The classification of the business as held for sale met the required criteria as of December 31, 2022, which resulted in the remeasurement of the disposal group at its fair value less costs to sell as of that date.
Refer to “Note 20. Disposal of Russian Operations” for more detailed information regarding the disposal of the Russian business and the derecognition of assets and liabilities.
For more details on the measurement of assets acquired and liabilities assumed as part of business combinations during the year ended
December 31, 2024, refer to “Note 2. Acquisitions”. The fair values of assets and liabilities assumed as a result of business combinations completed during the year ended December 31, 2023, have been evaluated and determined to be immaterial for separate disclosure purposes.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
13.  Fair Value Measurement - continued
Accounts Receivable Monetization Agreements
Available to the Company is a $700 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term trade receivables generated from certain customer trade accounts. On September 13, 2024, we amended this agreement to extend the maturity date by one year to September 15, 2025. This facility (the “Monetization Agreement”) has Coöperatieve
Rabobank U.A., New York Branch, as purchaser, (“Rabobank”). The terms of the Monetization Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. We pay a monthly yield on investment to Rabobank at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabobank’s investment. The Company has a similar
$110 million bilateral facility with Sumitomo Mitsui Banking Corporation, New York Branch as purchaser, with a maturity of
December 4, 2025.
The customers from these facilities are not included in the receivables securitization facilities, as discussed in more detail in “Note 14.
Debt” and “Note 22. Variable Interest Entities”.
The following table presents a summary of these accounts receivable monetization agreements for the year ended December 31, 2024:

Receivable from financial institutions recognized as part of Combination	$—
Receivables sold to the financial institutions and derecognized	(1,381)
Receivables collected by financial institutions	1,319
Cash proceeds from financial institutions	62
Receivable from financial institutions at December 31, 2024	$—
Receivables sold under these accounts receivable monetization agreements as of the balance sheet date were approximately $725 million.
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was $23 million for the post-Combination period. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other (expense) income, net” in the Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
14.  Debt
The following were individual components of debt:

	December 31,
	2024		2023
	Carrying value	Weighted average interest rate	Carrying value	Weighted average interest rate
€250 million senior notes due 2025	$—	—%	$279	2.8%
$292 million senior debentures due 2025	292	7.5%	294	7.5%
€1,000 million senior notes due 2026	—	—%	1,121	2.9%
$500 million senior notes due 2027	479	3.4%	—	—%
$700 million receivables securitization due 2027	435	5.7%	—	—%
€750 million senior notes due 2027	781	1.5%	832	1.5%
$500 million senior notes due 2028	481	3.9%	—	—%
$600 million senior notes due 2028	580	4.0%	—	—%
Revolving credit facility due 2029	—	—%	4	4.6%
€100 million receivables securitization variable funding notes due 2029	—	—%	6	4.9%
€230 million receivables securitization variable funding notes due 2029	5	4.3%	14	5.0%
€500 million senior green notes due 2029	520	0.5%	553	0.5%
$750 million senior notes due 2029	749	4.9%	—	—%
$400 million senior notes due 2030	454	8.2%	—	—%
$750 million senior green notes due 2030	749	5.2%	—	—%
$300 million senior notes due 2031	339	8.0%	—	—%
$76 million senior notes due 2032	82	6.8%	—	—%
$500 million senior notes due 2032	473	4.2%	—	—%
€600 million senior green notes due 2032	624	3.5%	—	—%
€500 million senior green notes due 2033	519	1.0%	553	1.0%
$600 million senior notes due 2033	514	3.0%	—	—%
$1,000 million senior green notes due 2034	1,000	5.4%	—	—%
$850 million senior green notes due 2035	850	5.4%	—	—%
€600 million senior green notes due 2036	624	3.8%	—	—%
$3 million senior notes due 2037	3	6.8%	—	—%
$150 million senior notes due 2047	175	7.6%	—	—%
$1,000 million senior green notes due 2054	1,000	5.8%	—	—%
Commercial paper	546	4.8%	—	—%
Vendor financing and commercial card programs	116	—%	—	—%
Term loan facilities	600	6.1%	—	—%
Bank loans	120	7.6%	68	10.2%
Finance lease obligations	539	5.8%	29	3.6%
Bank overdrafts	9	2.1%	16	1.5%
Total debt, excluding debt issuance costs	13,658		3,769
Debt issuance costs	(63)		(22)
Total debt	13,595		3,747
Less: Current portion of debt	(1,053)		(78)
Non-current debt due after one year	$12,542		$3,669

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
14.  Debt - continued
The weighted average interest rate for short term debt was 5.1% and 7.2% as of December 31, 2024, and 2023, respectively.
As of December 31, 2024, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five years and thereafter are as follows:

Year ended December 31, 2025	$1,030
Year ended December 31, 2026	30
Year ended December 31, 2027	1,731
Year ended December 31, 2028	1,105
Year ended December 31, 2029	1,877
Year ended December 31, 2030 and thereafter	7,399
Unamortized fair value adjustments, bond discounts and debt issuance costs	(116)
Total	$13,056
See “Note 12. Leases” of the Notes to Consolidated Financial Statements for the aggregate maturities of finance lease obligations for the succeeding five fiscal years and thereafter.
The maturity profile of undrawn committed facilities are as follows:

	2024	2023
Within one year	$—	$—
Between one and two years	—	—
More than two years	5,079	1,832
The undrawn commitments above pertain to the revolving credit facility and the receivables securitization facilities, which are further explained below.
The commitment fees on the revolving credit facility and receivables securitization facilities were immaterial for the years ended
December 31, 2024, and 2023.
During the years ended December 31, 2024, 2023 and 2022, amortization of debt issuance costs charged to interest expense were $10 million, $7 million and $7 million, respectively.
The carrying amount of borrowings which are designated as net investment hedges at the year-end amounted to $49 million as of
December 31, 2024, and 2023. There has been no ineffectiveness recognized in relation to these hedges in the current or prior financial years.
The carrying amount of our debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. The value of the debt assumed upon the Combination (inclusive of the adjustment) was $8,725 million.  At December 31, 2024, the unamortized fair value adjustment was $48 million, which will be amortized over a weighted average remaining life of 7.4 years.
At December 31, 2024, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
The Senior Notes are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The Senior Notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
14.  Debt - continued
Senior Notes Issued and Redeemed
On April 3, 2024, Smurfit Kappa Treasury completed the April Notes Offering which is described in further detail in “Note 2.
Acquisitions”. This issuance automatically cancelled the commitments under a bridge facility agreement in the amount of $1,500 million which had been previously entered into to finance (directly or indirectly) the cash consideration of the Combination and/or fees, commissions, costs and expenses payable in relation to the Combination. The bridge facility agreement was due to mature in
December 2024.
We (a) used a portion of the proceeds from the April Notes Offering (i) to finance the payment of the Cash Consideration of the
Combination; (ii) to finance the payment of fees, commissions, costs and expenses in relation to the Combination and the April Notes
Offering; and (iii) for general corporate purposes, including the repayment of indebtedness, and (b) intend to use an amount equivalent to the proceeds from the April Notes Offering to finance or refinance a portfolio of eligible green projects in accordance with Smurfit
Kappa’s Green Finance Framework, which we may, in the future, update in line with developments in the market.
On August 12, 2024, we redeemed €250 million aggregate principal amount of our 2.750% senior notes due February 2025. We funded this redemption by drawing on our receivables securitization facilities. No gain/loss on extinguishment of debt has been recorded.
On September 17, 2024, we discharged $600 million aggregate principal amount of our 3.750% senior notes due March 2025. We funded this discharge using a portion of the proceeds from our April Notes Offering. We recorded a $4 million loss on extinguishment of debt.
On November 26, 2024, we issued $850 million aggregate principal amount of 5.418% senior notes due 2035, with interest payable semi-annually in arrears, beginning on July 15, 2025.  On November 27, 2024, we also issued €600 million aggregate principal amount of 3.454% senior notes due 2032 and €600 million aggregate principal amount of 3.807% senior notes due 2036, both with interest payable annually in arrears. These senior notes (the “November Notes”) can be redeemed, at par in whole or in part, within three months to their maturity, in accordance with the respective indentures.
We used the net proceeds of the above November Notes (i) to redeem, on December 2, 2024, the outstanding €1,000 million in aggregate principal amount of 2.875% senior notes due 2026, in full at the applicable redemption price set forth in the applicable indenture, (ii) to redeem, on December 6, 2024, the outstanding $750 million in aggregate principal amount of 4.650% senior notes due 2026, in full at the applicable redemption price set forth in the applicable indenture, and we intend to use the remaining funds for general corporate purposes, including the repayment of indebtedness. We also intend to use an amount equivalent to the proceeds of these November Notes to finance or refinance a portfolio of eligible green projects in accordance with our Green Finance Framework, which we may, in the future, update in line with developments in the market.
We recorded a $7 million and $2 million loss on extinguishment at repayment of the $750 million 4.650% senior notes due 2026 and the €1,000 million 2.875% senior notes due 2026, respectively.
Revolving Credit Facility
On June 28, 2024, conditional upon the closing of the Combination, the Company entered into a Multicurrency Term and Revolving
Facilities Agreement (the “New Credit Agreement”) with certain lenders and Wells Fargo Bank, National Association, as agent, providing for (i) a U.S. dollar term loan facility in an aggregate principal amount of $600 million (the “Term Loan Facility”), (ii) a multicurrency revolving loan facility in an aggregate principal amount of $4,500 million including a swingline sub-facility in an aggregate principal amount of $500 million (together, the “New RCF”).
On July 2, 2024, the Term Loan Facility of $600 million under the New Credit Agreement was cancelled prior to any drawdown and no early termination penalties were incurred as a result of the cancellation.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
14.  Debt - continued
Revolving Credit Facility - continued
We cancelled the €1,350 million Revolving Credit Facility, that was due to mature in January 2026 (the “Existing RCF”) as part of the conditions of the New Credit Agreement upon the closing of the Combination on the Closing Date. There were no early termination penalties incurred as a result of the termination of the Existing RCF. The conditions attaching to the New Credit Agreement became effective on the Closing Date.
Loans under the New RCF may be drawn in U.S. dollars, euro, pounds sterling, Swiss francs, Japanese yen, Swedish kronor and
Canadian dollars, with a borrower (or the obligors’ agent on behalf of a borrower) selecting the currency of a loan under the New
RCF. Borrowings under the New RCF bear interest at rates based upon an underlying reference rate, plus a margin determined in accordance with a ratings-based pricing grid. Reference rates include SOFR for U.S. dollars, EURIBOR for euro, SONIA for pounds sterling, STIBOR for Swedish kronor and SARON for Swiss francs. Unused revolving commitments under the New RCF will accrue a commitment fee equal to a percentage of the applicable interest rate margin. The New RCF also requires the payment of a utilization fee calculated on outstanding revolving loans, based on the utilization rate of the New RCF. The New RCF has an initial term of five years from the date of the New Credit Agreement, which may be extended on two occasions by up to an aggregate of two years. The
New RCF is unsecured. The New RCF includes customary terms and conditions for investment grade borrowers. There are no financial covenants. As of December 31, 2024, there were no amounts outstanding under the facility.
Term Loan Facilities
Farm Credit Facility
A credit agreement (the “Farm Credit Facility Agreement”) is in place with CoBank, ACB, as administrative agent. The Farm Credit
Facility Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm
Credit Facility”) with a maturity date of July 9, 2029. The carrying value of this facility at December 31, 2024, was $600 million.
At our option, loans issued under the Farm Credit Facility Agreement will bear interest at either Term SOFR or an alternate base rate, in each case plus an applicable interest rate margin that will fluctuate between 1.650% per annum and 2.275% per annum (for Term
SOFR loans) or between 0.650% per annum and 1.275% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings (as defined in the Farm Credit Facility Agreement). In addition, Term SOFR loans will be subject to a credit spread adjustment equal to 0.1% per annum.
Delayed Draw Term Facility
A credit agreement with an outstanding amount of $750 million (the “Delayed Draw Term Facility”) was in place at the Combination date. This amount (plus accrued interest) was repaid and the facility cancelled on July 5, 2024.
Receivables Securitization Facilities
We have three trade receivables securitization programs. The first program has a facility size of €100 million, a margin of 1.1%, and was scheduled to mature in January 2026. During December 2024 the facility was amended to extend the maturity date to December
2029. This program is supported by receivables generated by our operating companies in Austria, Belgium, Italy, and the Netherlands, which are sold to a special purpose Group subsidiary. The funding for this program is provided by a conduit of Coöperatieve
Rabobank U.A. (trading as Rabobank).
The second program has a facility size of €230 million, a margin of 1.1%, and was scheduled to mature in November 2026.  During
December 2024 the facility was amended to extend the maturity date to December 2029. This program is supported by receivables generated by our operating companies in the UK, Germany, and France, which are sold to a special purpose entity. The funding for this program is provided by Lloyds Banking Group.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
14.  Debt - continued
Receivables Securitization Facilities - continued
As of December 31, 2024, the gross amount of receivables collateralizing the €100 million 2029 trade receivables securitization program was €318 million (December 31, 2023: €327 million). At December 31, 2024, maximum available borrowings, excluding amounts outstanding under this facility, were $104 million (December 31, 2023: $105 million). The gross amount of receivables collateralizing the €230 million 2029 trade receivables securitization program at December 31, 2024 was €421 million (December 31,
2023: €415 million). At December 31, 2024 maximum available borrowings, excluding amounts outstanding under this facility, were
$234 million (December 31, 2023: $240 million). In accordance with the contractual terms, the counterparties have recourse to the securitized debtors only. Given the short-term nature of the securitized receivables and the variable floating rates, the carrying amount of the securitized receivables and the associated liabilities reported on the Consolidated Balance Sheets is estimated to approximate fair value.
Following the Combination, the Company also has a third receivables securitization program provided by Coöperatieve Rabobank
U.A., New York Branch, in its capacity as administrative agent and certain other lenders. It has a facility size of $700 million, a margin of 0.9% plus 0.1% credit spread adjustment and matures in June 2027. At December 31, 2024, maximum available borrowings under this program were $676 million. At December 31, 2024, amounts available for borrowing under this facility (excluding amounts utilized), were $241 million. The gross carrying amount of receivables collateralizing the maximum available borrowings at
December 31, 2024, was approximately $1,077 million. We have continuing involvement with the underlying receivables as we provide credit and collection services pursuant to the underlying agreement.
Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the receivables securitization facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral.
The sale of the securitized receivables under our securitization programs does not meet the requirements for derecognition under ASC
860 “Transfers and Servicing”. As a result, the securitized receivables continue to be shown on the face of the Consolidated Balance
Sheets, and the notes issued to fund the purchase of these receivables are shown as secured borrowings with attributable interest expense recognized over the life of the related transactions.
Commercial Paper
The Company, through its wholly owned subsidiary WRKCo Inc. as the issuer, maintains an unsecured commercial paper program.
Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1,000 million with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. The $1,000 million commercial paper program is supported by the $4,500 million New
RCF with a separate $500 million swingline sublimit which allows for same-day drawing in U.S. dollar. The amount of commercial paper outstanding does not reduce available capacity under the New RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At December 31, 2024,
$546 million was issued. The weighted average interest rate pertaining to this facility was 4.8% as of that date.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
15.  Shareholders’ Equity
Common Stock
Subject to the articles of association of the Company, the holders of ordinary shares are entitled to share in any dividends in proportion to the number of shares held by them and are entitled to one vote for every share held by them.
Preferred Stock
The holders of the Series A Preferred Stock are entitled in priority to any payments of dividends on any other class of shares in the
Company to be paid annually on a fixed non-cumulative preferential dividend rate of 8% per annum. On a return of assets, whether on liquidation or otherwise, the Series A Preferred Stock entitle the holder to repayment of the capital paid up on those shares (including any share premium) in priority to any repayment of capital to the holders of any other shares. The holder of the Series A Preferred
Stock is not entitled to any further participation in the assets or profits of the Company and is not entitled to receive notice of, attend, speak or vote at any general meeting of the Company.
Deferred Shares
Holders of deferred shares have no right to receive notice of, attend, speak, or vote at any general meetings of the Company. Deferred shares do not carry the right to receive dividends. Any deferred shares that are issued will rank in priority below the ordinary shares with respect to liquidation rights and such entitlement will be limited to the repayment of the amount paid up or credited as paid up on the deferred shares.
Treasury Stock
This represents common stock assumed by the Smurfit Kappa Employee Trust under the terms of the Deferred Bonus Plan. For the avoidance of doubt, ‘treasury stock’ shall not be construed to have the same meaning as treasury shares under section 109 of the Irish
Companies Act.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation
Share-based compensation expense relates primarily to awards granted under the Deferred Bonus Plan (“DBP”), the Performance
Share Plan (“PSP”), Performance Share Units (“PSUs”), Restricted Stock Units (“RSUs”), and Stock Options (“Options”). Share-
based compensation expense recognized in the Consolidated Statements of Operations is as follows:

	Years ended December 31,
	2024	2023	2022
Deferred Bonus Plan	$24	$29	$24
Performance Share Plan	65	35	42
Performance Share Units	2	—	—
Restricted Stock Units	109	—	—
Total share-based compensation expense	$200	$64	$66

Income tax benefit related to share-based compensation expense	$15	$—	$3
Social charges relating to equity settled share-based payments for the years ended December 31, 2024, 2023 and 2022, were
$6 million, $2 million and $2 million, respectively.
The following note disclosure details the legacy Smurfit Kappa Group plans (the Deferred Bonus Plan and the Performance Share
Plan), the conversion of the legacy Westrock RSU and PSU awards due to the Combination and also the Smurfit Westrock 2024 Long
Term Incentive Plan (“LTIP”).
Deferred Bonus Plan
The DBP is a legacy Smurfit Kappa Group plc plan. The DBP authorized the granting of conditional awards. The number of shares awarded under the DBP during the years ended December 31, 2024, 2023 and 2022, were 651,648, 764,182 and 571,693, respectively.
No new awards will be issued under the DBP from 2025 onwards.
Under the DBP, participants could be granted an award of up to 150% of salary (other than a recruitment award). The actual bonus earned in any financial year was based on the achievement of clearly defined stretching annual financial targets for some of Smurfit
Kappa’s Key Performance Indicators. For 2024, these were Earnings before Interest and Tax, Free Cash Flow, together with targets for Health and Safety, People and ESG and personal/strategic targets for the executive Directors.
The structure of the plan was that 50% of any annual bonus earned for a financial year was deferred into Smurfit Kappa plc shares
(“Deferred Shares”) to be granted in the form of a Deferred Share Award. In connection with the Combination, the Smurfit Kappa plc shares were converted into Smurfit Westrock plc shares on a one-to-one basis.
The Deferred Shares will vest (i.e. become unconditional) after a three-year holding period based on a service condition of continuity of employment, or in certain circumstances, based on normal good leaver provisions.
Deferred Share Awards were granted in 2024 to eligible employees in respect of the financial year ended December 31, 2023. The total DBP expense for the year comprises an expense pertaining to the Deferred Share Awards granted in respect of 2021, 2022 and
2023.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation - continued
The table below summarizes the changes in the DBP during the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at beginning of year	1,862,573	$46.00
Granted	651,648	41.34
Forfeited	(13,366)	42.88
Vested	(523,972)	47.42
Outstanding at end of year	1,976,883	$43.42
The grant date fair value of the awards is equivalent to the closing price of the Company shares at the date the award was granted.
The weighted average grant date fair value for awards granted in the year ended December 31, 2023 and 2022 were $38.88 and
$53.09, respectively.
During the years ended December 31, 2024, 2023 and 2022, 523,972, 483,801, and 929,542 shares vested having a fair value of $21 million, $18 million, and $49 million, respectively. As of December 31, 2024, unrecognized compensation expense related to the awards was $27 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.
Performance Share Plan
The PSP is a legacy Smurfit Kappa Group plc plan. The PSP authorized the granting of conditional awards or nil-cost options (right to acquire shares during an exercise period without cost to the participant). The number of shares awarded under the PSP during the years ended December 31, 2024, 2023 and 2022 were 1,700,922, 2,003,416, and 1,554,551, respectively. No new awards will be issued under the PSP from 2025 onwards.
Under the PSP, participants could be granted an award of up to 250% of salary (other than a recruitment award). Awards could vest after a three-year performance period to the extent to which the performance conditions had been met. Awards were also subject to an additional holding period following vesting (of up to two years). At the end of the relevant holding period, the PSP awards are released (i.e. become unconditional) to the participant. The performance targets assigned to the PSP awards were set by the Smurfit
Kappa Group plc Remuneration Committee on the granting of awards at the start of each three-year cycle.
The actual number of shares that vested under the PSP was dependent on the performance conditions of the Company’s Earnings per
Share (“EPS”), Return on Capital Employed (“ROCE”), Total Shareholder Return (“TSR”) (relative to a peer group) and
Sustainability targets measured over a three-year performance period. PSP performance conditions were reviewed at the end of the three-year performance period and the PSP shares awarded vested depending upon the extent to which these performance conditions had been satisfied. In connection with the Combination, the performance goals applicable to the Smurfit Kappa awards outstanding under the PSP at the time of the Combination were deemed achieved at 100%.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation - continued
The table below summarizes the changes in the PSP for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at beginning of year	4,375,762	$34.32
Granted	1,700,922	43.29
Forfeited	(157,115)	35.50
Vested	(742,163)	38.35
Lapsed	(409,729)	38.35
Outstanding at end of year	4,767,677	$36.51
The weighted average grant date fair value for the year ended December 31, 2024 incorporates the fair value of the TSR component of the awards. The weighted average grant date fair values were $30.13 and $36.53 during the years ended December 31, 2023 and 2022, respectively.
The fair values assigned to the EPS, ROCE and Sustainability components of the PSP are equivalent to the closing price of the
Company shares on the trading day prior to the grant date.
The fair value assigned to the portion of awards which are subject to TSR performance was calculated as of the grant date using the
Monte Carlo simulation model. The grant date fair values for the TSR portion of these awards were $16.96 and $18.54, for 2023 and
2022, respectively. The Monte Carlo simulation takes into account peer group TSR and volatilities together with the following assumptions:

	2024	2023	2022
Risk-free interest rate (%)	—%	3.2%	0.7%
Expected volatility (%)	—%	27.7%	31.5%
Expected term (years)	0	3.0	3.0
For the 2024 awards, a TSR valuation was not required as they were granted in contemplation of the Combination. For the 2023 and
2022 awards, the expected volatility rate applied was based upon Smurfit Kappa’s historical and implied share price volatility levels.
Historical volatility was calculated over a period equal to the expected term. The risk-free interest rate is based on the yield at the date of grant of swap rate curves with a maturity period equal to the expected term.
During the years ended December 31, 2024, 2023 and 2022 742,163, 1,322,030 and 1,178,642 shares vested having a fair value of
$30 million, $50 million and $62 million, respectively.
As of December 31, 2024, unrecognized compensation expense related to the awards was $103 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation - continued
Modification of Performance Share Plan Awards due to Combination
In connection with the Combination, the performance goals applicable to the Smurfit Kappa awards outstanding under the PSP at the time of the Combination were deemed achieved at 100% and these awards were converted on a one-to-one basis into Smurfit
Westrock awards as of the Combination date.
Modification accounting was required for the TSR portion of the 2023 and 2022 PSP awards as the fair value changed as a result of the Combination. Modification accounting was also required for the non-TSR portion of the 2024, 2023 and 2022 PSP awards as the vesting conditions changed as a result of the Combination. These modifications were accounted for as a Type 1 probable-to-probable modification. Modification accounting was not required for the TSR portion of the 2024 PSP awards as the fair value, vesting conditions and classification did not change as a result of the Combination.
The total incremental fair value associated with the modification of the 2024, 2023 and 2022 PSP was $27 million, $49 million and
$30 million respectively.
Long-Term Incentive Plan
On July 5, 2024, immediately prior to the Combination, the Board adopted the LTIP, pursuant to which Smurfit Westrock plc may grant RSUs, PSUs, stock options, including incentive stock options, stock appreciation rights, share awards, which may be subject to time-based or performance-based vesting conditions, and cash bonus incentives to eligible employees (including Named Executive
Officers), directors and consultants/independent contractors. The key purpose of the LTIP is to retain key executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance.
Performance Share Units granted under the LTIP
On August 2, 2024, the Company granted PSUs under the LTIP. The performance period for these awards begins on July 8, 2024, and ends on December 31, 2026. The number of shares that will ultimately vest are based on a TSR condition, where a participant can earn between 0% and 200% based on the TSR achieved relative to a peer group. The Smurfit Westrock plc 2024 LTIP authorizes granting of 26 million shares to employees. As of December 31, 2024, there were 25,521,231 shares available to be granted under this plan
(including RSUs), assuming the PSUs previously granted vest at maximum.
The table below summarizes the changes in the PSUs for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at beginning of year	—	$—
Granted	232,422	50.07
Outstanding at end of year	232,422	$50.07

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation - continued
The fair value assigned to the awards, which are subject to TSR performance, was calculated as of the grant date using the Monte
Carlo simulation model. The grant date fair values for the TSR portion of these awards were $50.07 for 2024. The Monte Carlo simulation takes into account peer group TSR and volatilities together with the following assumptions:

Year ended December 31,
2024
Risk-free interest rate (%)	3.7%
Expected volatility (%)	33.7%
Expected term (years)	2.4
For the awards granted on August 2, 2024, in order to account for the Combination, the expected volatility rate applied was based on a blended volatility that used historical adjusted daily stock prices that were time weighted based on pre- and post-acquisition prices of
Smurfit Kappa, WestRock, and Smurfit Westrock. For a term of 0.08 years, historical volatility of Smurfit Westrock was used (which was calculated as the time from the transaction date of July 5, 2024, to the grant date of August 2, 2024). For the remaining term of
2.33 years, a market capitalization weighted volatility was used for Smurfit Kappa and WestRock as of the transaction date. The risk-
free interest rate is based on the U.S. Treasury Rate Yield Curve, adjusted to approximate zero coupon yields using the “bootstrap”
technique, over a period equal to the expected term.
During the year ended December 31, 2024, no shares vested.
As of December 31, 2024, unrecognized compensation expense related to the awards was $9 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.
Restricted Stock Units
As part of the Combination described in “Note 2. Acquisitions”, the Company replaced outstanding Westrock RSU Awards (other than director RSUs) for current employees and Westrock PSUs with Smurfit Westrock RSUs and a cash award equal to $5 per share.
See Smurfit Westrock RSUs acquired in connection with the Combination outlined below. See “Note 2. Acquisitions - Outstanding
WestRock Share-based Compensation Awards” for additional information relating to the acquired share-based compensation awards.
On August 2, 2024, the Company granted RSUs under the LTIP. The service period for these awards begins on July 8, 2024, and ends on December 31, 2024. The RSU awards will vest, subject to the participants’ continued service through to the vesting date.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
16.  Share-based Compensation - continued
The table below summarizes the changes in the RSUs granted under the LTIP and Westrock RSU awards converted to Smurfit
Westrock RSU awards  during the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at beginning of year	—	$—
Acquired in connection with Combination	5,393,653	46.85
Granted	56,936	48.09
Forfeited	(43,432)	46.86
Vested	(1,695,195)	46.86
Outstanding at end of year	3,711,962	$46.87
During the year ended December 31, 2024, 1,695,195 shares vested having a fair value of $75 million. As of December 31, 2024, unrecognized compensation expense related to the awards was $54 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.
Stock Options
On July 5, 2024, as part of the Combination with WestRock, the Company assumed 203,707 Stock Options. During the year ended
December 31, 2024, 61,581 options were exercised, 136 options expired, and 141,990 options remain outstanding. The aggregate intrinsic value of options exercised was $1 million.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Income Taxes
The components of income before income taxes are as follows:

	Years ended December 31,
	2024	2023	2022
Income before income taxes:
Domestic (Ireland)	$197	$173	$235
Foreign (U.S.)	(111)	(17)	(22)
Foreign (Other)	474	982	1,213
Total income before income taxes	$560	$1,138	$1,426

Income tax expense consists of the following components:
Current tax expense (net of investment tax credits of $8, $10 and $16)
Domestic (Ireland)	$64	$44	$33
Foreign (U.S., Federal & State)	66	4	1
Foreign (Other)	248	292	316
Total current tax expense	$378	$340	$350

Deferred tax expense (benefit):
Domestic (Ireland)	$19	$2	$—
Foreign (U.S., Federal & State)	(123)	1	1
Foreign (Other)	(33)	(31)	40
Total deferred tax (benefit) expense	(137)	(28)	41
Total income tax expense	$241	$312	$391
The differences between income tax expense and the amount computed by applying the Republic of Ireland statutory trading income tax rate of 12.5% (the primary rate of our country of domicile) to income before income taxes are as follows:

	Years ended December 31,
	2024	2023	2022
Income before income taxes	$560	$1,138	$1,426

Income before income taxes multiplied by the statutory income tax rate	70	142	178
Effects of:
Income subject to different rates of tax	104	171	197
Change related to outside basis difference in foreign subsidiaries	9	8	17
Change in valuation allowance	14	(1)	32
Uncertain tax positions	10	12	10
U.S. state and local taxes	(10)	—	—
Ireland non-deductible interest	12	11	4
Non-deductible U.S. executive compensation	12	—	—
Non-deductible transaction costs	21	11	—
Other items	(1)	(42)	(47)
Income tax expense	$241	$312	$391

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Income Taxes - continued
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Pension liabilities and other postretirement benefits	$45	$78
Carryforwards	570	126
Lease liabilities	196	50
Accrued expenses	341	97
Stock-based compensation	33	5
Other	144	66
Total	$1,329	$422
Deferred tax liabilities:
Property, plant and equipment	(3,338)	(313)
Investments in subsidiaries	(179)	(126)
Prepaid pension asset	(124)	—
Intangibles	(183)	(5)
Inventory reserves	(203)	—
Other non-current assets	(91)	—
Other	(114)	(51)
Total	$(4,232)	$(495)
Valuation allowances	(372)	(67)
Net deferred tax liability	$(3,275)	$(140)
At December 31, 2024, we had net operating loss carryforwards of approximately $2,214 million. Of these net operating losses,
$1,655 million expire between 2025 and 2044 and $559 million of losses carryforward indefinitely. At December 31, 2024, we also had other carryforwards of $113 million of tax credit carryforwards, the majority of which expire within 5 to 10 years.
The following table represents a summary of the change in the valuation allowances against deferred tax assets for each year:

	2024	2023	2022
Balance at the beginning of the fiscal year	$67	$68	$60
Increases through continuing operations	21	9	38
Reductions through continuing operations	(7)	(10)	(6)
Net change in the valuation allowance through continuing operations	14	(1)	32
Reclassifications related to the disposal of Russian operations	—	—	(24)
Valuation allowances assumed as part of the Combination	291	—	—
Net change in the valuation allowance	305	(1)	8
Balance at the end of the fiscal year	$372	$67	$68

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
17.  Income Taxes - continued
We consider a portion of earnings from certain foreign subsidiaries as subject to repatriation and have recognized deferred taxes accordingly. However, we consider that all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any deferred taxes for amounts that would be due upon recovery of those investments.
As of December 31, 2024, we estimate our unremitted earnings of foreign subsidiaries that are considered indefinitely reinvested to be approximately $1,663 million. In the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental foreign tax, subject to an adjustment for foreign tax credits, withholding taxes or income taxes payable to the foreign jurisdictions. As of December 31, 2024, the determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries that are indefinitely reinvested is not practicable.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented is as follows:

	2024	2023	2022
Balance at the beginning of the fiscal year	$50	$40	$23
Additions for tax positions taken in current year	11	12	25
Unrecognized tax benefits acquired as part of the Combination	427	—	—
Additions for tax positions taken in prior years	1	—	—
Reductions for tax positions taken in prior years	—	(1)	(2)
Reductions due to settlements	(8)	—	(1)
Currency translation adjustments	(6)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(3)	(1)	(5)
Balance at the end of the fiscal year	$472	$50	$40
As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits was approximately $472 million and $50 million, respectively, exclusive of interest and penalties. Of these balances, as of December 31, 2024 and 2023, if all unrecognized tax benefits recorded were to prevail, approximately $429 million and $46 million, respectively, would benefit the effective tax rate.
We recognized interest accrued related to income taxes in income tax expense amounting to $8 million and $1 million in the years ended December 31, 2024 and 2023, respectively; no penalties were recorded during the period. As of December 31, 2024, and 2023, we have liabilities of $127 million and $2 million, respectively, related to estimated interest and penalties for income taxes.
As of December 31, 2024, $72 million of unrecognized tax benefits are expected to be resolved within the next 12 months.
See “Note 21. Commitments and Contingencies — Brazil Tax Liability” for additional information.
We file tax returns in Ireland and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2016.
During the years ended December 31, 2024, 2023 and 2022, cash paid for income taxes, net of refunds, was $383 million,
$439 million and $338 million, respectively.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans
We operate both defined benefit and defined contribution pension plans as well as other postretirement benefit plans throughout our operations in accordance with local conditions and practice. The disclosures included below relate to all pension schemes and other postretirement benefits in the Company. The majority of plans are of the defined benefit type and are funded by payments to separately administered funds.
In connection with the Combination, Smurfit Kappa acquired the existing employee benefit plans of WestRock. At the time of the acquisition, the projected benefit obligation in respect of the acquired pension and postretirement benefits amounted to $4,930 million and plan assets of $5,164 million.
After the transaction, the Company reports more than 95% of its benefit obligations by order of size in the U.S., the UK, the Netherlands, Canada, Germany, and Ireland.
In the U.S., the largest plan is the qualified WestRock Company Consolidated Pension Plan which represents more than 50% of the Company’s benefit obligations. It consolidates former WestRock plans that were frozen for salaried and non-union hourly employees at various times in the past, and nearly all remaining U.S. salaried and U.S. non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, the Company sponsors several smaller qualified and non-qualified pension plans and postretirement benefit plans. For the qualified plans the Company contributes the minimum required contribution in accordance with the provisions of the Employee Retirement
Income Security Act of 1974, as amended, and the rules and regulations thereunder.
In the UK, the Company sponsors four pension funds of which the largest are the Smurfit Kappa UK Pension Fund which is closed to future accrual and the Field Group Pension
Plan which is closed for new hires. The Company operates a defined benefit pension fund in The Netherlands for Smurfit Kappa’s current, former, and retired employees and beneficiaries.
Smurfit Westrock sponsors several defined benefit pension plans and postretirement benefit plans in Canada. The primary defined benefit pension funds are closed defined benefit plans for WestRock’s salaried employees and for unionized employees at La Tuque and Pointe-aux-Trembles.
The Company has a few pension plans in place for its current and former employees in Germany. The major plan is a closed pension plan for the employees of Smurfit Kappa. The plan is broadly unfunded with direct pension payments to retirees and beneficiaries by the Company.
In Ireland, the Company sponsors two frozen pension funds - the largest plan is the Smurfit Kappa Ireland Pension Fund for salaried employees.
The pension funds are governed by a board of trustees or similar institutes. The funding requirements are agreed between the Company, the trustees and the relevant regulators on country or state level in the UK, the Netherlands, Canada, and Ireland.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The following table shows the changes in benefit obligation, plan assets and funded status for the years ended December 31:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$42	$43	$2,406	$2,193	$—	$—	$10	$10
Service cost	11	—	32	23	—	—	3	2
Interest cost	105	2	112	91	2	—	2	—
Plan amendments	—	—	(10)	5	—	—	—	—
Actuarial (gain) loss	(81)	1	(50)	106	(2)	—	(4)	—
Benefits paid	(131)	(4)	(135)	(100)	(2)	—	(4)	(3)
Plan participant contributions	—	—	6	6	—	—	—	—
Curtailments	—	—	(1)	—	—	—	—	—
Settlements	—	—	(45)	(19)	—	—	—	—
Acquisitions	3,851	—	969	—	61	—	49	—
Other items	—	—	—	—	—	—	—	1
Foreign currency rate changes	—	—	(152)	101	—	—	(4)	—
Benefit obligation at end of year	$3,797	$42	$3,132	$2,406	$59	$—	$52	$10

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$31	$31	$1,886	$1,683	$—	$—	$2	$2
Actual gain on plan assets	58	3	78	128	—	—	—	—
Employer contributions	6	1	113	109	2	—	4	3
Plan participant contributions	—	—	6	6	—	—	—	—
Benefits paid	(131)	(4)	(135)	(100)	(2)	—	(4)	(3)
Settlements	—	—	(45)	(19)	—	—	—	—
Acquisitions	4,215	—	949	—	—	—	—	—
Foreign currency rate changes	—	—	(122)	79	—	—	—	—
Fair value of plan assets at end of year	$4,179	$31	$2,730	$1,886	$—	$—	$2	$2
Funded status at end of year	$382	$(11)	$(402)	$(520)	$(59)	$—	$(50)	$(8)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$508	$2	$127	$27	$—	$—	$—	$—
Current liabilities	(13)	(1)	(33)	(29)	(8)	—	(4)	(1)
Non-current liabilities	(113)	(12)	(496)	(518)	(51)	—	(46)	(7)
Funded status at end of year	$382	$(11)	$(402)	(520)	$(59)	$—	$(50)	$(8)

Accumulated Benefit Obligation	$3,794	$42	$3,078	$2,351

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The net actuarial loss (gain) in benefit obligation for the U.S. Plans and Non-U.S. Plans is generally driven by a change in discount rates and to a lesser degree the rate of compensation change in the Non-U.S. Plans.
Accumulated other comprehensive loss (income) at December 31 not yet recognized as components of net periodic benefit cost consist of:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$8	$5	$659	$757	$(2)	$—	$(2)	$—
Prior service credit	—	—	(16)	(6)	—	—	—	—
Total accumulated other comprehensive loss (income)	$8	$5	$643	$751	$(2)	$—	$(2)	$—

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The following table sets forth the pension plans for which their accumulated benefit obligation (“ABO”) or projected benefit obligation (“PBO”) exceeds the fair value of their respective plan assets on December 31:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$125	$13	$1,308	$1,417	$—	$—	$—	$—
Accumulated benefit obligation	125	13	1,266	1,374	—	—	—	—
Fair value of plan assets	—	—	779	870	—	—	—	—
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	125	13	1,262	1,362	—	—	—	—
Fair value of plan assets	—	—	774	855	—	—	—	—
Plans with accumulated postretirement benefit obligations in excess of plan assets:
Accumulated postretirement benefit obligation					59	—	52	10
Fair value of plan assets					$—	$—	$2	$2

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The net periodic benefit cost recognized in the Consolidated Statements of Operations is composed of the following for the years ended December 31:

	Defined Benefit Pension Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$11	$—	$—	$32	$23	$32	$—	$—	$—	$3	$2	$2
Interest cost	105	2	1	112	91	44	2	—	—	2	—	—
Expected return on assets	(142)	(2)	—	(112)	(82)	(69)	—	—	—	—	—	—
Amortization of:
Net actuarial (gain) loss	—	(1)	—	39	33	35	—	—	—	—	—	(1)
Prior service credit	—	—	—	(1)	(1)	(1)	—	—	—	—	—	—
Curtailment gain	—	—	—	(1)	—	—	—	—	—	—	—	—
Settlement loss (gain)	—	—	—	20	8	(1)	—	—	—	—	—	—
Other one-time expense	—	—	—	—	—	—	—	—	—	—	1	—
Net periodic benefit (income) cost	$(26)	$(1)	$1	$89	$72	$40	$2	$—	$—	$5	$3	$1
Service cost is included within Cost of goods sold and Selling, general and administrative expenses while all other cost components are recorded within Pension and other postretirement non-service expense, net.
As part of the Company’s pension de-risking strategy, annuities were purchased with an insurance company for the pensioners in our Irish Executive Fund during the quarter ended
June 30, 2024. As a result of this transaction, a settlement loss of $20 million occurred when approximately 70% of the projected benefit obligation was settled.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for the years ended December 31:

	Defined Benefit Pension Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial loss (gain)	$3	$—	$(2)	$(16)	$60	$(11)	$(2)	$—	$—	$(4)	$—	$(1)
Prior service (credit) cost arising during the year	—	—	—	(10)	5	(1)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	1	1	1	—	—	—	—	—	—
Amortization of actuarial gain (loss) and settlement gain (loss)	—	1	—	(59)	(41)	(34)	—	—	—	—	—	1
Exchange rate (gain) loss	—	—	—	(24)	33	(65)	—	—	—	2	—	—
Amount recognized in other comprehensive loss (income)	3	1	(2)	(108)	58	(110)	(2)	—	—	(2)	—	—
Amount recognized in net periodic pension benefit (income) cost and other comprehensive loss (income)	$(23)	$—	$(1)	$(19)	$130	$(70)	$—	$—	$—	$3	$3	$1

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following tables.
Weighted‐average assumptions used to determine benefit obligations as of December 31 are:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate	5.66%	4.93%	4.42%	3.81%	5.51%	4.93%	7.44%	3.30%
Rate of compensation increase	3.02%	5.00%	2.32%	2.64%	—%	—%	2.60%	2.60%
Interest crediting rates	4.51%	—%	1.91%	2.00%	—%	—%	—%	—%
Weighted-average assumptions used in the calculation of benefit plan expense for years ended December 31:

	Defined Benefit Pension Plans						Other Postretirement Benefit Plans
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	4.93%	5.15%	2.75%	3.81%	4.15%	1.54%	4.93%	5.15%	2.75%	3.30%	3.70%	1.15%
Rate of compensation increase	5.00%	5.00%	3.50%	2.64%	2.64%	2.30%	—%	—%	—%	2.60%	2.60%	2.30%
Expected long-term rate of return on plan assets	5.85%	4.11%	3.50%	4.73%	4.79%	3.02%	—%	—%	—%	—%	3.95%	1.40%
Interest crediting rates	—%	—%	—%	2.00%	2.00%	2.00%	—%	—%	—%	—%	—%	—%
At December 31, 2024, the discount rates for both the U.S. and non-U.S. pension plans and other postretirement plans were determined based on a yield curve developed by our actuary.
Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.
We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. Our expected rates of return in fiscal 2024 are based on an analysis of our long-term expected rate of return and our current asset allocation.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how the funds are managed for the benefit plans we sponsor. Our main funds include:
•WestRock U.S. Pension Funds
•Smurfit Kappa The Netherlands Pension Fund
•WestRock Canada Pension Funds
•Smurfit Kappa UK Pension Funds
•WestRock UK Pension Funds
•Smurfit Kappa Ireland Pension Funds
The Trustees of all our funded plans all use a fiduciary manager to implement the investment policy appropriate for each plan and there is an Investment Committee for each of these plans. The investment strategy varies by local legislative requirements, funded status and maturity of the plan. Periodic reviews are made of both investment policy objectives and investment manager performance.
Over the last few years, we have de-risked certain plans for which market conditions were opportune to do so, using a combination of automatic triggers and decision making by the applicable Investment Committee. In these cases the investment strategy targets a percentage allocation to growth assets and a percentage allocation to liability hedging assets based on each plans funded status and local legislative requirements.
The Company has continued to implement a diversified and strategic investment approach for its various pension plans, aimed at ensuring long-term financial stability and growth.
The strategy focuses on balancing risk and return by investing in a mix of equities, fixed-income securities, alternative assets and property. In alignment with our fiduciary responsibilities, we have prioritized sustainable investment practices, incorporating environmental, social and governance (ESG) criteria into the decision-making process. The diversified portfolios have been designed to withstand market volatility while maximizing returns to meet the future obligations of our pension plan beneficiaries. Through regular monitoring and adjustments, we aim to achieve consistent, risk-adjusted performance to safeguard the financial security of our employees’ retirement funds.
Investments are diversified across asset classes and within each asset class to minimize the risk of large losses. Derivatives, including swaps, forward and future contracts may be used as asset class substitutes or for hedging or other risk management purposes. All the plans hold highly diversified investment portfolios that are not reliant on any single named stocks or specific parts of the market.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Valuation of Our Plan Assets
Pension assets are stated at fair value or Net Asset Value (“NAV”). Fair value is based on the amount that would be received to sell an asset or paid to settle a liability, in an orderly transaction between market participants at the reporting date. We consider both observable and unobservable inputs that reflect assumptions applied by market participants when setting the exit price of an asset or liability in an orderly transaction within the principal market for that asset or liability.
We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety.
The Company's weighted target asset allocations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	2024	2024	2024	2024
Equities	29%	16%	—%	—%
Fixed Income	60%	73%	—%	—%
Real Estate	3%	—%	—%	—%
Other (incl. Liability-Driven Investments (“LDI”))	8%	11%	—%	100%
Fair Value Measurement
The guidance for fair value measurements and disclosure sets out a fair value hierarchy that group fair value measurement inputs into the three classifications outlined in the table below. Transfers between levels are recognized at the end of the reporting period.
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs for the asset or liability reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of December 31:

	Defined Benefit Pension Plans
	U.S. Plans
	2024				2023
Asset Class	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$224	$—	$—	$224	$1	$—	$—	$1
Equity	483	2	—	485	—	3	—	3
Government Bonds	—	356	—	356	—	—	—	—
Corporate Bonds	154	2,585	—	2,739	—	26	—	26
Real Estate / Property	—	1	—	1	—	1	—	1
Insurance Contracts	—	—	—	—	—	—	—	—
Derivatives	—	10	—	10	—	—	—	—
Investment Funds	—	—	—	—	—	—	—	—
Other (incl. LDI)	—	1	—	1	—	—	—	—
Total assets measured using fair value hierarchy	$861	$2,955	$—	$3,816	$1	$30	$—	$31
Assets measured at NAV				363				—
Total assets				$4,179				$31
.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued

	Defined Benefit Pension Plans
	Non-U.S. Plans
	2024				2023
Asset Class	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$21	$55	$—	$76	$23	$8	$—	$31
Equity	509	97	1	607	348	88	13	449
Government Bonds	313	489	—	802	653	34	—	687
Corporate Bonds	190	516	—	706	158	178	—	336
Real Estate / Property	8	50	24	82	3	64	28	95
Insurance Contracts	—	—	29	29	—	—	35	35
Derivatives	—	(120)	—	(120)	—	(29)	—	(29)
Investment Funds	—	19	—	19	—	—	—	—
Other (incl. LDI)	13	62	77	152	1	180	101	282
Total assets measured using fair value hierarchy	$1,054	$1,168	$131	$2,353	$1,186	$523	$177	$1,886
Assets measured at NAV				377				—
Total assets				$2,730				$1,886

	Other Postretirement Benefit Plans
	Non-U.S. Plans
	2024				2023
Asset Class	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Insurance Contracts	$—	$—	$2	$2	$—	$—	$2	$2
Total assets measured using fair value hierarchy	$—	$—	$2	$2	$—	$—	$2	$2
Assets measured at NAV				—				—
Total assets				$2				$2

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
The assets recognized for the OPEB plans are pledged insurance contracts in respect of specific German benefits. These insurance contracts are considered level 3 plan assets.
NAV Measurement
Commingled fund investments are valued at the NAV per share multiplied by the number of shares held. The determination of NAV for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Fixed income and fixed income related instruments consist of commingled debt funds, which are valued at their NAV per share multiplied by the number of shares held. The determination of NAV for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.
We maintain holdings in certain private equity partnerships and private real estate investments for which a liquid secondary market does not exist. The private equity partnerships are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value.
Unobservable inputs used for the market-based comparisons technique include earnings before interest, taxes, depreciation and amortization multiples in other comparable third party transactions, price to earnings ratios, liquidity, current operating results, as well as input from general partners and other pertinent information. Private equity investments have been valued using NAV as a practical expedient.
Private real estate investments are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. Unobservable inputs used for the market-based comparison technique include a combination of third-party appraisals, replacement cost, and comparable market prices. Private real estate investments have been valued using NAV as a practical expedient.
Equity-related investments are hedged equity investments in a commingled fund that consist primarily of equity indexed investments which are hedged by options and also hold collateral in the form of short-term treasury securities. Equity related investments have been valued using NAV as a practical expedient.
A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

	Defined Benefit Pension Plans
	Non-U.S. Plans
	Balance at December 31, 2023	Actual return on plan assets	Purchases	Sales and settlements	Currency Impact	Balance at December 31, 2024
Equity	$13	$—	$—	$(12)	$—	$1
Real Estate / Property	28	(1)	6	(8)	(1)	24
Insurance Contracts	35	(3)	1	(2)	(2)	29
Other (incl. LDI)	101	1	5	(26)	(4)	77
Total assets	$177	$(3)	$12	$(48)	$(7)	$131

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued

	Other Postretirement Benefit Plans
	Non-U.S. Plans
	Balance at December 31, 2023	Actual return on plan assets	Purchases	Sales and settlements	Currency Impact	Balance at December 31, 2024
Insurance Contracts	$2	$—	$3	$(3)	$—	$2
Total assets	$2	$—	$3	$(3)	$—	$2

	Defined Benefit Pension Plans
	Non-U.S. Plans
	Balance at December 31, 2022	Actual return on plan assets	Purchases	Sales and settlements	Currency Impact	Balance at December 31, 2023
Equity	$—	$—	$13	$—	$—	$13
Real Estate / Property	41	3	—	(17)	1	28
Insurance Contracts	31	2	3	(2)	1	35
Other (incl. LDI)	62	10	38	(12)	3	101
Total assets	$134	$15	$54	$(31)	$5	$177

	Other Postretirement Benefit Plans
	Non-U.S. Plans
	Balance at December 31, 2022	Actual return on plan assets	Purchases	Sales and settlements	Currency Impact	Balance at December 31, 2023
Insurance Contracts	$2	$—	$—	$—	$—	$2
Total assets	$2	$—	$—	$—	$—	$2
The assumed healthcare cost trend rates as of December 31 are:

	Other Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Years ended in December 31,
	2024	2023	2024	2023
Health care cost trend rate assumed for next year	6.29%	5.14%	5.56%	—%
Rate to which the cost trend rate gradually declines	4.00%	5.00%	5.56%	—%
Year the rate reaches the ultimate rate	2048	2025	2024	—

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Pension Plan Contributions and Benefit Payments
Established funding standards govern the funding requirements for our qualified and approved pensions in various jurisdictions. We fund the benefit payments of our nonqualified or unfunded plans as benefit payments come due.
During 2025, based on estimated year-end asset values and projection of plan liabilities we expect to make contributions and/or benefit payments of approximately: $55 million for our non-qualified or unfunded plans and $80 million for our qualified or funded plans.
At December 31, 2024, projected future pension and other postretirement benefit payments (excluding any termination benefits) were as follows:

Year ending December 31,	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
2025	$452	$13
2026	457	12
2027	466	11
2028	470	10
2029	470	9
2030-2034	2,535	44
Defined Contribution Plans
We have 401(k) plans that cover certain U.S. salaried, union and non-union hourly employees, generally subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At December 31, 2024, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%.
Outside the U.S., the Company operates various defined contribution plans for its employees in line with local market practice and the tax and legal rules in the jurisdictions in which they operate.
The expense for defined contribution pension plans for the years ended December 31, 2024, 2023 and 2022, was $170 million, $79 million, and $75 million, respectively. The increase in the expense for the year ended December 31, 2024 was due to the Combination.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
18.  Retirement Plans - continued
Multiemployer Plans
As a result of the acquisition of WestRock, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and WestRock has participated in other MEPPs in the past. In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities. In fiscal 2018, WestRock submitted formal notification to withdraw from the Pace Industry Union-
Management Pension Fund (“PIUMPF”) and recorded a withdrawal liability and a liability for their proportionate share of PIUMPF’s accumulated funding deficiency (“AFD”).
Subsequently, in fiscal 2019 and 2020, WestRock received demand letters from PIUMPF, including a demand for withdrawal liabilities and for their proportionate share of
PIUMPF's AFD. In July 2021, PIUMPF filed suit against WestRock in the U.S. District Court for the Northern District of Georgia claiming the right to recover their pro rata share of the pension fund’s AFD along with interest, liquidated damages and attorney's fees.
In connection with the Combination, we assumed withdrawal liabilities of $169 million, including liabilities associated with PIUMPF's AFD demands.
In November 2024, PIUMPF and the Company entered mediation and reached resolution of the litigation. In December 2024, we paid $37 million to settle the AFD matter with each party bearing their own attorney’s fees in connection with the litigation. The litigation was subsequently dismissed with prejudice. We adjusted the provisional amount recognized in the Combination to the settlement amount with an offsetting credit to goodwill.  At December 31, 2024, we had recorded withdrawal liabilities of $131 million.
With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)
19.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to common shareholders	$319	$825	$1,034

Denominator:
Basic weighted average shares outstanding	386	258	258
Effect of dilutive share options	3	2	3
Diluted weighted average shares outstanding	389	260	261

Basic earnings per share attributable to common shareholders	$0.83	$3.19	$4.00

Diluted earnings per share attributable to common shareholders	$0.82	$3.17	$3.96
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise of restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans. Details of these plans are set out in “Note 16. Share-based
Compensation”.
For the years ended December 31, 2024, 2023 and 2022, respectively, there were no material weighted average share-based compensation awards excluded from the diluted earnings per share computation because the effect would have been antidilutive.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
20.  Disposal of Russian Operations
The sale of the Russian operations was completed on March 20, 2023, following the Company’s previously announced plan to exit the
Russian market in an orderly manner in 2022. The results of the operations in Russia were not presented as a discontinued operation as they did not represent a strategic shift that had or will have a major effect on our operations and financial results. Such operations are neither a major line of business or a major geographical area and represented less than 1.5% of the Company’s net sales in 2023 and in
2022. During the year ended December 31, 2022, in advance of classifying the Russian disposal group as held for sale, the recoverable value of zero was reassessed based on the terms of the sales agreement entered into, applying the fair value less costs to sell method.
This resulted in an impairment charge of $159 million being recorded in 2022 within Impairment of other assets.
Upon completion of the sale during 2023, the assets and liabilities previously classified as held for sale were derecognized and a pre-
tax net loss on disposal was recognized of $10 million within Other (expense) income, net.
21.  Commitments and Contingencies
We have financial commitments and obligations that arise in the ordinary course of our business. These include debt (discussed in
“Note 14. Debt”), lease obligations (discussed in “Note 12. Leases”), pension liabilities (discussed in “Note 18. Retirement Plans”)
and capital commitments, purchase commitments and certain legal proceedings are discussed below.
Capital Commitments
Estimated costs for future purchases of Property, plant and equipment that we are obligated to purchase as of December 31, 2024, total approximately $916 million.
Purchase Commitments
In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2024. These obligations relate to various purchase agreements for items such as minimum amounts of energy, fiber, wood purchases, transport and software licensing over periods ranging from one year to six years. Some of the amounts are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.
Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.
Total purchase commitments are as follows:

2025	$1,136
2026	400
2027	244
2028	173
2029	143
Thereafter	301
Total	$2,397

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
21.  Commitments and Contingencies - continued
Brazil Tax Liability
Our subsidiary, WestRock, is challenging claims by the Brazil Federal Revenue Department that we underpaid taxes as a result of amortization of goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the
Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to
2012.WestRock was assessed additional taxes, penalties, and interest in both CARF proceedings.  In the proceeding for the tax years
2003 to 2008, WestRock was also assessed penalties and interest for fraud, but WestRock won the fraud claim in the proceeding for the tax years 2009 to 2012.  WestRock subsequently filed two lawsuits in Brazilian federal courts seeking annulment of the adverse
CARF decisions.  In February 2025, the federal court adjudicating the WestRock challenge to CARF's decision against WestRock for the 2003 and 2008 period issued a ruling in favor of WestRock nullifying the financial assessments in that case.  The decision of the federal court is subject to appeal.
We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$752 million ($122 million) as of December 31, 2024, including various penalties and interest.
Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
PIUMPF-Related Litigation
Refer to “Note 18. Retirement Plans” for the resolution of the litigation filed by PIUMPF against the Company.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies that have been acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of December 31, 2024, there were approximately 660 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of December 31, 2024, the Company had recorded liabilities in respect of these matters of $73 million and estimated insurance recoveries of $47 million.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
21.  Commitments and Contingencies - continued
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
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million. Smurfit Kappa Italia has appealed the amount of this reduction and a decision on that appeal is expected later in 2025.
Separate to these proceedings regarding the fine, in May 2023, Smurfit Kappa Italia filed an application with the Council of State for revocation of the February 2023 ruling to the extent that it failed to consider certain pleas that had been raised by Smurfit Kappa Italia on appeal. One such plea is to be (re-)assessed by the Council of State, which, if successful, could determine the partial annulment of the August 2019 AGCM decision, although this would not impact the size of the fine levied on Smurfit Kappa Italia. A decision is expected later in 2025.
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
International Arbitration Against Venezuela
Smurfit Kappa, which is now a subsidiary of Smurfit Westrock, announced in 2018 that due to the Government of Venezuela’s measures, Smurfit Kappa no longer exercised control over the business of Smurfit Kappa Carton de Venezuela. Smurfit Kappa’s
Venezuelan operations were therefore deconsolidated in the third quarter of 2018. Later that year, Smurfit Kappa’s wholly owned subsidiary, Smurfit Holdings BV, filed an international arbitration claim against the Bolivarian Republic of Venezuela before the
World Bank’s International Center for Settlement of Investment Disputes (“ICSID”) seeking compensation for Venezuela’s unlawful seizure of its Venezuelan business as well as for other arbitrary, inconsistent and disproportionate State measures that destroyed the value of its investments in Venezuela. Following the exchange of written submissions, an oral hearing was held in September 2022 in
Paris.
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024 Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee will now be formed by ICSID to decide on this application.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
21.  Commitments and Contingencies - continued
Combination-Related Litigation
In May 2024, in connection with the Combination, two lawsuits were filed by purported shareholders of WestRock challenging the sufficiency of the disclosures that have been made in connection therewith in the definitive proxy statement that WestRock filed with the SEC on April 26, 2024: Robert Scott v. WestRock Company et al., No. 652627/2024 (N.Y.S.), filed on May 21, 2024, and Richard
McDaniel v. WestRock Company et al., No. 652638/2024 (N.Y.S.), filed on May 22, 2024. Both complaints, which name WestRock and its directors as defendants, alleged state law claims for breach of fiduciary duty. The plaintiffs in the Scott and McDaniel cases filed notices of voluntary dismissal in their respective cases on January 15, 2025. Those notices were effective upon filing, and accordingly these lawsuits are no longer pending.
Other Litigation
We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted as of the date of this Annual Report on Form 10-K, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
22.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The arrangements required the establishment of certain special purpose entities namely Smurfit Kappa International Receivables DAC, Smurfit Kappa Receivables plc and Smurfit
Kappa European Packaging DAC (a subsidiary of Smurfit Kappa Receivables plc). The sole purpose of the securitization entities is the raising of finance for the Company using the receivables generated by certain operating entities, as collateral. All entities are considered to be VIEs.
The Company is the primary beneficiary of Smurfit Kappa International Receivables DAC, Smurfit Kappa European Packaging DAC
and Smurfit Kappa Receivables plc, through various financing arrangements and due to the fact that it is responsible for the entities’
most significant economic activities.
The carrying value of the restricted assets and limited recourse liability as of December 31, 2024 ($765 million and $5 million respectively) and as of December 31, 2023 ($819 million and $20 million respectively) approximates fair value due to the short-term nature of the securitized assets and the floating rates of the liabilities.
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. Pursuant to the sale of forestlands in
2007, a special purpose entity (“SPE”) namely MeadWestvaco Timber Notes Holding, LLC (“MWV TN”) received an installment note receivable in the amount of $398 million (“Timber Note”). Using this installment note as collateral, the SPE received proceeds under secured financing agreements, which is recorded as a non-recourse liability.
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
The Company is the primary beneficiary of MWV TN through various financing arrangements and due to the fact that it is responsible for the entity’s most significant economic activities. This entity is considered to be a VIE.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
22.  Variable Interest Entities - continued
The carrying value of the restricted asset and non-recourse liability as of December 31, 2024 ($387 million and $333 million respectively) approximates fair value due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
Green Power Solutions
Green Power Solutions of Georgia, LLC (“GPS”) is a joint venture providing steam to the Company and electricity to a third party client. The Company owns a 48% interest in GPS and the majority of the debt issued through the entity SP Fiber Holdings Inc. (“SP
Fiber”), a 100% owned subsidiary. Based on the commercial and financial relationships in force between SP Fiber and GPS, it has been determined that the SP Fiber has a controlling financial interest in and is the primary beneficiary of GPS. The vehicle holds unrestricted cash of $2 million as of December 31, 2024.
The carrying amounts of the assets and liabilities of VIEs reported within the Consolidated Balance Sheets are set out in the following table:

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2	$3
Accounts receivable	767	816
Non-current assets:
Property, plant and equipment, net	60	—
Other non-current assets	389	—
Total assets	$1,218	$819

Liabilities
Current liabilities:
Accounts payable	$6	$—
Current portion of debt	2	—
Other current liabilities	2	—
Non-current liabilities:
Non-current debt due after one year	8	20
Other non-current liabilities	335	—
Total liabilities	$353	$20
23.  Related Party Transactions
We sell products to and receive services from affiliated entities. These transactions are undertaken and settled at normal trading terms.
No guarantees are given or received by either party. Related party balances and transactions were not material for any period presented.

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
24.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the years ended December 31,
2024, 2023 and 2022:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(1)	Total(2)
Balance at December 31, 2021	$833	$14	$850	$(751)	$946
Other comprehensive loss (income)	366	7	(110)	—	263
Balance at December 31, 2022	$1,199	$21	$740	$(751)	$1,209
Other comprehensive (income) loss	(410)	(5)	53	—	(362)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	895	—	(87)	—	808
Reclassification from retained earnings	—	—	(209)	—	(209)
Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the years ended
December 31, 2024, 2023 and 2022, is as follows:

	Year ended December 31,
	2024			2023			2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation (loss) gain	$(895)	$—	$(895)	$410	$—	$410	$(366)	$—	$(366)
Defined benefit pension and other post- retirement benefit plans:
Net actuarial gain (loss) arising during year	19	(5)	14	(60)	13	(47)	14	(1)	13
Amortization and settlement recognition of net actuarial loss	59	(15)	44	40	(9)	31	33	(1)	32
Prior service credit (cost) arising during year	10	(2)	8	(5)	2	(3)	1	—	1
Amortization of prior service credit	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)
Foreign currency gain (loss) - pensions	22	—	22	(33)	—	(33)	65	—	65
Derivatives:
Changes in fair value of cash flow hedges	—	—	—	5	—	5	(6)	—	(6)
Changes in fair value of cost of hedging	—	—	—	—	—	—	(1)	—	(1)
Consolidated other comprehensive (loss) income	(786)	(22)	(808)	356	6	362	(261)	(2)	(263)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Other comprehensive (loss) income attributable to common shareholders	$(786)	$(22)	$(808)	$356	$6	$362	$(261)	$(2)	$(263)

Smurfit Westrock plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
25.  Subsequent Events
The Company has evaluated subsequent events through the date the Company issued the Consolidated Financial Statements. Except as noted below, the Company has concluded that no events or transactions have occurred that may require disclosure in the accompanying financial statements.
Dividend Approval
On January 30, 2025, the Company announced that its Board approved a quarterly dividend of $0.4308 per share on its ordinary shares. The quarterly dividend of $0.4308 per ordinary share is payable March 18, 2025 to shareholders of record at the close of business on February 14, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Smurfit Westrock’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the
Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Anthony Smurfit, President & Group Chief Executive Officer, and Ken Bowles, Executive Vice President
& Group Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures.
Based on this evaluation, Anthony Smurfit, President & Group Chief Executive Officer, and Ken Bowles, Executive Vice President &
Group Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, Smurfit
Westrock’s disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s independent registered public accounting firm due to the transition period established by the rules of the SEC for newly public companies.
Previously Reported Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed elsewhere in this Annual Report, on July 5, 2024, we completed the Combination between Smurfit Kappa and
WestRock. Prior to the Combination, Smurfit Kappa, as a public limited company incorporated in Ireland and listed on the London
Stock Exchange and on the Euronext Dublin Market, was not subject to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”),
while WestRock, as a U.S. publicly traded company incorporated in Delaware and listed on the New York Stock Exchange, was subject to Section 404 of SOX. Upon the completion of the Combination Smurfit Kappa and WestRock became wholly-owned subsidiaries of Smurfit Westrock.
As a result of the Combination, Smurfit Westrock’s management is in the process of integrating Smurfit Kappa and WestRock’s legacy internal control frameworks. In connection with Smurfit Westrock’s assessment of its internal control over financial reporting for the purposes of complying with Section 302 of SOX, we previously identified and reported a material weakness relating to the company’s selection and development of control activities intended to mitigate the risks to achieving its objectives. This relates to certain processes and controls principally at historical Smurfit Kappa that were not subject to the requirements of Section 404 of SOX prior to the Combination.
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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.
Remediation Plan
The process of designing and implementing remediation measures is underway in respect of this material weakness and to improve our internal control over financial reporting. These remediation measures include a number of ongoing actions:
•designing and implementing policies and guidance related to the operation of controls;
•developing appropriate controls over the review of manual journal entries; and
•enhancing and expanding across the organization the general IT processes and controls.
In addition, control operators continue to participate in SOX training sessions, with a specific focus on the formalization of review procedures performed in executing controls.
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
Changes in Internal Control over Financial Reporting
Other than the changes that may continue to result from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.
Item 9B. Other Information
Trading Plan(s)
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange
Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Item 10. Directors, Executive Officers and Corporate Governance
The Company’s Code of Conduct (the “Code of Conduct”), is applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer, and controller, and all directors. The Company’s Code of Ethical Conduct for
Directors and Senior Financial Officers (the “Code of Ethics”), is applicable to our directors and its Senior Financial Officers, that is, its principal executive officer (“CEO”), its principal financial officer, and its principal accounting officer, as well as any other senior executive or senior financial officers who may be specifically designated from time to time by the CEO (the Code of Conduct and the
Code of Ethics together, the “Codes”). The Codes are available at https://www.smurfitwestrock.com/about/corporate-governance/
policies. To the extent required by the rules of the SEC or the NYSE, Smurfit Westrock intends to disclose amendments to and waivers of the Codes applicable to executive officers and directors, if any, on that website within four business days following the date of any such amendment or waiver.
Additional information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our
2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.

Item 11. Executive Compensation
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(a)(1) Financial Statements
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data”.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

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
Exhibit 4.46 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.47
Indenture, dated as of November 26, 2024, among Smurfit Westrock Financing Designated Activity Company, the
guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27,
2024).

4.48
Indenture, dated as of November 27, 2024, among Smurfit Kappa Treasury Unlimited Company, the guarantors party thereto, Deutsche Trust Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as registrar (incorporated by reference to Exhibit 4.2 of the Company’s
Current Report on Form 8-K filed on November 27, 2024).

4.49†	Description of Smurfit Westrock plc’s Securities

10.1	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

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

10.5†+	First Amendment to Purchasing and Servicing of Receivables, dated as of September 13, 2024, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

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

10.13^
Omnibus Amendment No. 3, dated as of July 5, 2024, by and among WestRock, Smurfit Westrock, WFI, certain other subsidiaries of WestRock, as originators, WestRock Converting, LLC, as servicer, Rabo, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 of WestRock’s Current Report on Form 8-K filed on
July 9, 2024).

10.14
Form of Amended and Restated Dealer Agreement, dated as of July 5, 2024, among WRKCo, the New Guarantors and the Dealer party thereto (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.15#	Smurfit Westrock 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.16#
Form of PSU Award Agreement (2024 Award) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan
(incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on November 8,
2024)

10.17#
Form of RSU Award Agreement (2024 Award for Non-Executive Directors) under the Smurfit Westrock plc 2024 Long-
Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.18#	Smurfit Westrock Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.19#	Smurfit Kappa 2018 Performance Share Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on July 16, 2024).

10.20#	Form of PSP Award Certificate under the Smurfit Kappa 2018 Performance Share Plan (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024).

10.21#	Smurfit Kappa 2018 Deferred Bonus Plan and Form of DBP Award Certificate (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024).

10.22#	WestRock Company 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.44 of WestRock Company’s Annual Report on Form 10-K for the year ended September 30, 2020).

10.23#	Amendment No. 1 to WestRock Company 2020 Incentive Stock Plan (incorporated by reference from Exhibit A to WestRock Company’s Definitive Proxy Statement filed on December 13, 2021).

10.24#	WestRock Company Form of Annual Stock Grant Award Letter for Executive Officers (incorporated by reference to Exhibit 10.2 of WestRock Company’s Quarterly Report on Form 10-Q filed on May 5, 2023).

10.25#
Form of Stock Grant Award Letter for Executive Officers under the WestRock Company 2020 Incentive Stock Plan
(incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on November 8,
2024).

10.26#
Form of Restricted Stock Unit Award Letter under the WestRock Company 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024).

10.27#
WestRock Company Amended and Restated 2016 Incentive Stock Plan (incorporated by reference to pages B-1 to B-14 of WestRock Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed with the
Commission on December 19, 2017).

10.28#	MeadWestvaco Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on April 25, 2013).

10.29#	Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Rock-Tenn Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.30#
KapStone Paper and Packaging 2016 Incentive Plan (incorporated by reference to Annex A to KapStone Paper and
Packaging Corporation’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders filed with the SEC on
March 28, 2016)

10.31#
KapStone Paper and Packaging 2014 Incentive Plan (incorporated by reference to Annex A to KapStone Paper and
Packaging Corporation’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders filed with the SEC on
April 1, 2014).

10.32#	Smurfit Westrock Executive Severance Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.33#
Service Contract between Smurfit Kappa Services Limited and Ken Bowles, dated July 5, 2024 (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.34#
Service Contract between Smurfit Kappa Services Limited and Anthony Smurfit, dated July 5, 2024 (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.35#
Service Contract between Smurfit Kappa Italia S.p.A. and Saverio Mayer, dated July 5, 2024 (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.36#	Offer Letter between Smurfit Westrock and Laurent Sellier, dated July 5, 2024 (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.37#	Offer Letter between Smurfit Westrock and Jairo Lorenzatto, dated July 5, 2024 (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.38#
Change in Control Severance Agreement between WestRock Company and Jairo Lorenzatto, dated January 1, 2022
(incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed on November 8,
2024).

10.39
Registration Rights Agreement, dated as of November 26, 2024, among Smurfit Westrock Financing Designated
Activity Company, the guarantors party thereto and Citigroup Global Markets Inc., ING Financial Markets, LLC,
SMBC Nikko Securities America, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of the
Company’s Current Report on Form 8-K filed on November 27, 2024).

10.40
Form of Amended and Restated Dealer Agreement, dated as of November 21, 2024, among WRKCo Inc., the guarantors party thereto and the dealer party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed on November 27, 2024).

19.1†	Smurfit Westrock plc Securities and Insider Trading Policy.

21†	Subsidiaries of the Registrant.

23	Consent of KPMG, Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page)

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Smurfit Westrock plc Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

† Filed or furnished herewith
* The certification furnished in Exhibit 32 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed
“filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
** Submitted electronically herewith
+Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.
^ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
# Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smurfit Westrock plc

Dated: March 7, 2025		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
(Principal Executive Officer)

SIGNATURES
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony
Smurfit, Ken Bowles or Irene Page, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Smurfit	President & Group Chief Executive Officer and Director	March 7, 2025
Anthony Smurfit	(Principal Executive Officer)

/s/ Ken Bowles	Executive Vice President & Group Chief Financial Officer and Director	March 7, 2025
Ken Bowles	(Principal Financial Officer)

/s/ Irene Page	Chief Accounting Officer	March 7, 2025
Irene Page	(Principal Accounting Officer)

/s/ Irial Finan	Director	March 7, 2025
Irial Finan

/s/ Kaisa Hietala	Director	March 7, 2025
Kaisa Hietala

/s/ Colleen F. Arnold	Director	March 7, 2025
Colleen F. Arnold

/s/ Timothy J. Bernlohr	Director	March 7, 2025
Timothy J. Bernlohr

/s/ Terrell K. Crews	Director	March 7, 2025
Terrell K. Crews

/s/ Carol Fairweather	Director	March 7, 2025
Carol Fairweather

/s/ Mary Lynn Ferguson-McHugh	Director	March 7, 2025
Mary Lynn Ferguson-McHugh

/s/ Suzan F. Harrison	Director	March 7, 2025
Suzan F. Harrison

SIGNATURES

/s/ Lourdes Melgar	Director	March 7, 2025
Lourdes Melgar

/s/ Jørgen Buhl Rasmussen	Director	March 7, 2025
Jørgen Buhl Rasmussen

/s/ Dmitri L. Stockton	Director	March 7, 2025
Dmitri L. Stockton

/s/ Alan D. Wilson	Director	March 7, 2025
Alan D. Wilson