Form 10-Q
period 2025-03-31
Smurfit Westrock plc
filed 2025-05-09
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, the registrant had 522,012,629 ordinary shares, nominal value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE
On April 26, 2024, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (file number 333-278185), as amended (as supplemented by the prospectus filed with the SEC on April 26, 2024, the
“Registration Statement”), of Smurfit WestRock Limited, formerly known as Cepheidway Limited and re-registered as an Irish public limited company and renamed Smurfit Westrock plc (the “Company” or “Smurfit Westrock”), to register ordinary shares of $0.001 each in the capital of Smurfit Westrock (the “Smurfit Westrock Shares”) to be issued to the holders of shares of common stock of
WestRock Company (“WestRock”), pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction
Agreement”), among Smurfit Westrock, Smurfit Kappa Group plc (“Smurfit Kappa”), WestRock and Sun Merger Sub, LLC (“Merger
Sub”) pursuant to which (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act
2014 of Ireland (as amended) and (ii) Merger Sub merged with and into WestRock, (the “Merger” and, together with the Smurfit
Kappa Share Exchange, the “Combination”). The Combination closed on July 5, 2024. A detailed description of the terms of the
Combination is included in the Registration Statement. Upon the completion of the Combination on July 5, 2024, Smurfit Kappa and
WestRock each became wholly owned subsidiaries of Smurfit Westrock with Smurfit Kappa shareholders owning approximately
50.3% and WestRock shareholders owning approximately 49.7%. Prior to the closing of the Combination, Smurfit Westrock had no operations other than activities related to its formation and the Combination. Smurfit Kappa was determined to be the accounting acquirer in the Combination; therefore, the historical Consolidated Financial Statements of Smurfit Kappa for periods prior to the
Combination are presented as the historical financial statements of the Company. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Smurfit Westrock,” the “Company,” “our Company,” “we,” “our,” and
“us,” and the like terms, refer to the business and operations of Smurfit Kappa and its wholly-owned subsidiaries, which prior to July
5, 2024, did not include WestRock, when referring to the periods prior to the closing of the Combination, and refer to the combined company (Smurfit Westrock, including, among others, its subsidiaries Smurfit Kappa and WestRock) when referring to the periods after the Combination.
This Quarterly Report on Form 10-Q is being filed with respect to the interim quarterly period ended March 31, 2025. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock following the Combination, except as expressly provided herein. For prior periods, the disclosures herein reflect the financials of Smurfit Kappa, except as expressly provided herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))
regarding, among other things, the plans, strategies, outcomes, outlooks and prospects, both business and financial, of Smurfit
Westrock, the expected benefits of the completed Combination of Smurfit Kappa and WestRock Company (including, but not limited to, synergies as well as our scale, geographic reach and product portfolio, or impact of announced closures), and any other statements regarding Smurfit Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Forward-looking and other statements in this Quarterly Report on Form 10-Q may also address the
Company’s corporate responsibility progress, plans, and initiatives (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit
Westrock, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”,
“estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”, “aims”, “considered”,
“likely”, “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-
looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur.
Important factors that could cause actual results to differ materially from plans, estimates or expectations include: our ability to deliver on our closure plan and associated efforts; our future cash payments associated with these initiatives; potential future cost savings associated with such initiatives; the amount of charges and the timing of such charges or actions described herein; potential future impairment charges; accuracy of assumptions associated with the charges; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency (including the recent implementation of tariffs by the U.S.
federal government and reciprocal tariffs and other protectionist or retaliatory measures governments in Europe, Asia, and other countries have taken or may take in response); the impact of public health crises, such as pandemics and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; developments related to pricing cycles and volumes; intense competition;
the ability of the Company to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made events, including the ability to function remotely during long-term disruptions; the Company’s ability to respond to changing customer preferences and to protect intellectual property; the amount and timing of the Company’s capital expenditures;
risks related to international sales and operations; failures in the Company’s quality control measures and systems resulting in faulty or contaminated products; cybersecurity risks, including threats to the confidentiality, integrity and availability of data in the Company’s systems; works stoppages and other labor disputes; the Company’s ability to establish and maintain effective internal controls over financial reporting in accordance with Sarbanes Oxley Act of 2002, as amended, and remediate any weaknesses in controls and processes; the Company’s ability to retain or hire key personnel; risks related to sustainability matters, including climate change and scarce resources, as well as the Company’s ability to comply with changing environmental laws and regulations; the Company’s ability to successfully implement strategic transformation initiatives; results and impacts of acquisitions by the Company; the
Company’s significant levels of indebtedness; the impact of the Combination on the Company’s credit ratings; the potential impairment of assets and goodwill; the availability of sufficient cash to distribute dividends to the Company’s shareholders in line with current expectations; the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure;
evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United
Kingdom, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S. or UK administrations; legal proceedings instituted against the Company; actions by third parties, including government agencies; the Company’s ability to promptly and effectively integrate Smurfit Kappa’s and
WestRock’s businesses; the Company’s ability to achieve the synergies and value creation contemplated by the Combination; the
Company’s ability to meet expectations regarding the accounting and tax treatments of the Combination, including the risk that the
Internal Revenue Service may assert that the Company should be treated as a U.S. corporation or be subject to certain unfavorable
U.S. federal income tax rules under Section 7874 of the Internal Revenue Code of 1986, as amended, as a result of the Combination;
other factors such as future market conditions, currency fluctuations, the behavior of other market participants, the actions of regulators and other factors such as changes in the political, social and regulatory framework in which the Company’s group operates or in economic or technological trends or conditions, and other risks set forth under the heading “Risk Factors” in Part I, Item 1A. in the 2024 Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q.
The Company’s forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the date they are made. Neither the Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations (including under the UK Listing Rules, the Disclosure Guidance and Transparency Rules, the UK Market Abuse
Regulation and other applicable regulations), the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $7 million and $2 million at March 31, 2025 and December 31, 2024, respectively)	$797	$855
Accounts receivable, net (amounts related to consolidated variable interest entities of $806 million and $767 million at March 31, 2025 and December 31, 2024, respectively)	4,548	4,117
Inventories	3,670	3,550
Other current assets	1,615	1,533
Total current assets	10,630	10,055
Property, plant and equipment, net	22,792	22,675
Goodwill	6,969	6,822
Intangibles, net	1,141	1,117
Prepaid pension asset	654	635
Other non-current assets (amounts related to consolidated variable interest entities of $390 million and $389 million at March 31, 2025 and December 31, 2024, respectively)	2,463	2,455
Total assets	$44,649	$43,759

Liabilities and Equity
Current liabilities:
Accounts payable	$3,171	$3,290
Accrued compensation and benefits	799	882
Current portion of debt	1,300	1,053
Other current liabilities	2,175	2,108
Total current liabilities	7,445	7,333
Non-current debt due after one year (amounts related to consolidated variable interest entities of $165 million and $8 million at March 31, 2025 and December 31, 2024, respectively)	12,919	12,542
Deferred tax liabilities	3,608	3,600
Pension liabilities and other postretirement benefits, net of current portion	716	706
Other non-current liabilities (amounts related to consolidated variable interest entities of $335 million and $335 million at March 31, 2025 and December 31, 2024, respectively)	2,072	2,191
Total liabilities	26,760	26,372
Commitments and Contingencies (Note 15)
Equity:
Preferred stock; $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock; $0.001 par value; 9,500,000,000 shares authorized; 521,979,145 and 520,444,261 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Deferred shares; €1 par value; 25,000 shares authorized; 25,000 shares outstanding	—	—
Treasury stock; at cost; 1,467,950 and 2,037,589 common stock at March 31, 2025 and December 31, 2024, respectively	(65)	(93)
Capital in excess of par value	15,977	15,948
Accumulated other comprehensive loss	(1,079)	(1,446)
Retained earnings	3,030	2,950
Total shareholders’ equity	17,864	17,360
Noncontrolling interests	25	27
Total equity	17,889	17,387
Total liabilities and equity	$44,649	$43,759
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2025	2024
Net sales	$7,656	$2,930
Cost of goods sold	(6,079)	(2,220)
Gross profit	1,577	710
Selling, general and administrative expenses	(988)	(380)
Transaction and integration-related expenses associated with the Combination	(36)	(23)
Operating profit	553	307
Pension and other postretirement non-service income (expense), net	9	(10)
Interest expense, net	(167)	(25)
Other expense, net	(5)	(5)
Income before income taxes	390	267
Income tax expense	(8)	(76)
Net income	382	191
Net loss attributable to noncontrolling interests	2	—
Net income attributable to common shareholders	$384	$191

Basic earnings per share attributable to common shareholders	$0.74	$0.74

Diluted earnings per share attributable to common shareholders	$0.73	$0.73

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Net income	$382	$191
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	378	(116)
Defined benefit pension and other postretirement benefit plans adjustments	(14)	16
Net gain (loss) on cash flow hedging derivatives	3	(3)
Other comprehensive income (loss), net of tax	367	(103)
Comprehensive income	749	88
Comprehensive loss attributable to noncontrolling interests	2	—
Comprehensive income attributable to common shareholders	$751	$88

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$382	$191
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	603	148
Cash surrender value increase in excess of premiums paid	(5)	—
Share-based compensation expense	43	15
Deferred income tax benefit	(29)	(2)
Pension and other postretirement funding more than cost	(23)	(8)
Other	1	1
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(342)	(196)
Inventories	(62)	8
Other assets	(47)	(51)
Accounts payable	(117)	(102)
Income taxes	(70)	60
Accrued liabilities and other	(99)	(22)
Net cash provided by operating activities	235	42
Investing activities:
Capital expenditures	(477)	(208)
Cash paid for purchase of businesses, net of cash acquired	(4)	—
Other	5	1
Net cash used for investing activities	(476)	(207)
Financing activities:
Additions to debt	295	55
Repayments of debt	(65)	(27)
Debt issuance costs	(5)	—
Changes in commercial paper, net	246	—
Other debt repayments, net	(16)	—
Repayments of finance lease liabilities	(16)	(1)
Tax paid in connection with shares withheld from employees	(64)	—
Purchases of treasury stock	—	(27)
Cash dividends paid to shareholders	(225)	—
Other	1	—
Net cash provided by financing activities	151	—
Effect of exchange rate changes on cash and cash equivalents	32	(24)
Decrease in cash and cash equivalents	(58)	(189)
Cash and cash equivalents at beginning of period	855	1,000
Cash and cash equivalents at end of period	$797	$811
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the three months ended March 31, 2025:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest (“NCI”)	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income	—	—	—	—	384	—	384	(2)	382
Other comprehensive income, net of tax	—	—	—	—	—	367	367	—	367
Share-based compensation	—	—	41	—	—	—	41	—	41
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	1	—	(64)	—	(63)	—	(63)
Cancellation of deferred shares by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($0.43 per share)(1)	—	—	4	—	(229)	—	(225)	—	(225)
Balance at March 31, 2025	522	$1	$15,977	$(65)	$3,030	$(1,079)	$17,864	$25	$17,889
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.
The following table presents a summary of the changes in equity for the three months ended March 31, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest (“NCI”)	Total
Balance at December 31, 2023(1)	260	$—	$3,575	$(91)	$3,521	$(847)	$6,158	$16	$6,174
Net income	—	—	—	—	191	—	191	—	191
Other comprehensive loss, net of tax	—	—	—	—	—	(103)	(103)	—	(103)
Share-based compensation	—	—	14	—	—	—	14	—	14
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Issuance of common stock	1	—	—	—	—	—	—	—	—
Balance at March 31, 2024	261	$—	$3,564	$(93)	$3,712	$(950)	$6,233	$16	$6,249
(1) Pursuant to the Transaction Agreement, on July 5, 2024 each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). The exchange of shares is reflected retroactively to the earliest period presented.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
1.  Description of Business and Summary of Significant Accounting Policies
1.1.  Description of Business
Unless the context otherwise requires, or unless indicated otherwise, “we”, “us”, “our”, “Smurfit Westrock” and “the Company” refer to the business of Smurfit Westrock plc, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.
Smurfit Westrock plc is a company limited by shares that is incorporated in Ireland. We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that enhance our customers’ prospects of success in their markets. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia, Africa, and Australia.
1.2.  Basis of Presentation
We derived the Condensed Consolidated Balance Sheet at December 31, 2024 from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Consolidated Financial
Statements”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the Condensed
Consolidated Financial Statements have been included for the interim periods reported.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the
Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the 2024
Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2024 Consolidated Financial Statements. The results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated
Financial Statements, disclosures about gain contingencies and contingent liabilities and the reported amounts of revenues and expenses, including income taxes during the reporting period. Such estimates include the fair value of assets acquired and assumed liabilities in a business combination, determining goodwill and measuring impairment, income taxes and pension and other postretirement benefits. These estimates and assumptions are based on management’s judgment. Actual results may differ from those estimates, and the differences could be material.
We base our estimates on the current information available, our experiences and various other assumptions believed to be reasonable under the circumstances. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments in the Condensed Consolidated Financial Statements where facts and circumstances dictate.
Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.3.  Supplier Finance Program Obligations
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
The outstanding payment obligations to financial institutions under these programs were $389 million and $450 million as of
March 31, 2025 and December 31, 2024, respectively.
1.4.  Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in “Note 1. Description of Business and
Summary of Significant Accounting Policies” in the 2024 Consolidated Financial Statements.
1.5.  New Accounting Standards Recently Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment
Disclosures.” This ASU requires an entity to disclose incremental segment information, including enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual reporting periods beginning after December 15,
2023 and for interim periods beginning after December 15, 2024. Adoption is a fully retrospective method of transition. Early adoption is permitted. The Company adopted this ASU in the year ended December 31, 2024 by including the required applicable segment disclosures in the 2024 Consolidated Financial Statements. The required applicable interim segment disclosures are included in “Note 3. Segment Information”.
1.6.  New Accounting Standards Not Yet Adopted
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

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
2.  Acquisitions
Transaction agreement with WestRock Company
Pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit
Kappa Group plc (“Smurfit Kappa”), WestRock Company (“WestRock”) and Sun Merger Sub, LLC (“Merger Sub”) the following was completed (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of
Ireland (as amended) (the “Smurfit Kappa Share Exchange”) and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The
Combination closed on July 5, 2024 (the “Closing Date”). The aggregate merger consideration is $13,461 million.
The purchase price allocation for the Merger is preliminary and is subject to revision as additional information about the acquisition-
date fair value of assets and liabilities becomes available. The preliminary allocation of the purchase price with respect to the Merger is based upon management’s estimates of and assumptions related to the fair values of WestRock assets acquired and liabilities assumed as of the Closing Date using currently available information. There has been no material change in the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed and related goodwill in the period since the 2024
Consolidated Financial Statements. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has reflected the measurement period adjustments to date in the period in which the adjustments occurred, and will continue to reflect measurement period adjustments, if any, in the period in which the adjustments occur. The Company will finalize the accounting for the Merger within the measurement period (a period not to exceed 12 months from the Closing Date).
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the three months ended March 31, 2024, as if the Merger had occurred on January 1, 2023.

Three months ended
March 31, 2024
Net sales	$7,664
Net income attributable to common shareholders	215
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

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
2.  Acquisitions - continued
The unaudited pro forma combined financial information also reflects a pro forma adjustment to remove $55 million of non-recurring transaction-related costs recorded during the three months ended March 31, 2024 of both Smurfit Kappa and Westrock directly attributable to the Merger and to reflect these in 2023, as if the Merger had occurred on January 1, 2023.
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
For more details related to the transaction with Westrock, refer to “Note 2. Acquisitions” of the 2024 Consolidated Financial
Statements.
3.  Segment Information
We report our financial results of operations in the following three reportable segments:
i.North America, which includes operations in the U.S., Canada and Mexico.
ii.Europe, the Middle East and Africa (“MEA”) and Asia-Pacific (“APAC”).
iii.Latin America (“LATAM”), which includes operations in Central America and Caribbean, Argentina, Brazil, Chile, Colombia,
Ecuador and Peru.
Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, amortization of fair value step up on inventory, transaction and integration-
related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The chief operating decision maker (“CODM”) uses Adjusted EBITDA for each segment predominantly: to forecast and assess the performance of the segments, individually and comparatively; to set pricing strategies for the segments; and to make decisions about the allocation of operating and capital resources to each segment strategically, in the annual budget and in the quarterly forecasting process. The CODM considers budget, or forecast, -to-actual variances on a quarterly and annual basis for segment Adjusted EBITDA to inform these decisions.
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

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued
The following tables show selected financial data for our segments.

Three months ended March 31, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,578	$2,576	$502	$7,656
Add net sales (intersegment)	91	6	11	108
Net sales (aggregate)	$4,669	$2,582	$513	$7,764

Less segment expenses:
Segment cost of goods sold	$(3,387)	$(1,902)	$(347)
Segment selling, general and administrative expenses	(497)	(291)	(51)
	$(3,884)	$(2,193)	$(398)	$(6,475)
Segment Adjusted EBITDA	$785	$389	$115	$1,289
Unallocated corporate costs				(37)
Depreciation, depletion and amortization				(603)
Transaction and integration-related expenses associated with the Combination				(36)
Interest expense, net				(167)
Pension and other postretirement non-service income, net				9
Share-based compensation expense				(43)
Other expense, net				(5)
Other adjustments				(17)
Income before income taxes				$390
Other adjustments in the table above include restructuring costs of $15 million and losses at closed facilities of $2 million.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued

Three months ended March 31, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$412	$2,190	$328	$2,930
Add net sales (intersegment)	—	4	13	17
Net sales (aggregate)	$412	$2,194	$341	$2,947

Less segment expenses:
Segment cost of goods sold	$(304)	$(1,548)	$(256)
Segment selling, general and administrative expenses	(49)	(261)	(31)
	$(353)	$(1,809)	$(287)	$(2,449)
Segment Adjusted EBITDA	$59	$385	$54	$498
Unallocated corporate costs				(23)
Depreciation, depletion and amortization				(148)
Transaction and integration-related expenses associated with the Combination				(23)
Interest expense, net				(25)
Pension and other postretirement non-service expense, net				(10)
Share-based compensation expense				(15)
Other expense, net				(5)
Other adjustments				18
Income before income taxes				$267
Other adjustments in the table above includes a reimbursement of a fine from the Italian Competition Authority of $18 million.

	Three months ended March 31,
	2025	2024
Capital expenditures:
North America	$293	$29
Europe, MEA and APAC	139	126
LATAM	38	45
Total reportable segments	$470	$200
Corporate	7	8
Total capital expenditures	$477	$208

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued
Total assets by segment were:

	March 31,	December 31,
	2025	2024
Assets:
North America	$29,150	$29,078
Europe, MEA and APAC	11,389	10,723
LATAM	3,368	3,180
Total reportable segments	$43,907	$42,981
Corporate(1)	742	778
Total assets	$44,649	$43,759
(1) Corporate assets are composed primarily of Property, plant and equipment, net, Deferred tax assets, Recoverable or refundable income taxes and Cash and cash equivalents.
4.  Revenue Recognition
Disaggregated Revenue
ASC 606, “Revenue from Contracts with Customers”, requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three months ended March 31, 2025 and 2024. Net sales are attributed to segments based on the location of production.

	Three months ended March 31, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,126	$410	$46	$1,582
Packaging	3,452	2,166	456	6,074
Total	$4,578	$2,576	$502	$7,656

	Three months ended March 31, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$27	$334	$16	$377
Packaging	385	1,856	312	2,553
Total	$412	$2,190	$328	$2,930
Packaging revenue is derived mainly from the sale of corrugated and consumer packaging products. The remainder of packaging revenue is composed of bag-in-box, packaging solutions and other paper-based packaging products.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
4.  Revenue Recognition - continued
Revenue Contract Balances
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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - January 1, 2025	$197	$5
Decrease	(2)	(1)
Ending balance - March 31, 2025	$195	$4
5.  Transaction and Integration-related Costs Associated with the Combination
The following table summarizes the transaction and integration costs associated with the Combination:

	Three months ended March 31,
	2025	2024
Transaction-related costs associated with the Combination	$(2)	$(23)
Integration-related costs associated with the Combination	(34)	—
Total transaction and integration-related costs associated with the Combination	$(36)	$(23)
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
transaction and integration costs to be corporate costs regardless of the segment or segments involved in the transaction.
6.  Accounts Receivable, net
Accounts receivable consists of the following:

	March 31,	December 31,
	2025	2024
Gross accounts receivable	$4,761	$4,339
Less: Allowances	(213)	(222)
Accounts receivable, net	$4,548	$4,117
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
7.  Inventories
Inventories are as follows:

	March 31,	December 31,
	2025	2024
Finished goods	$1,403	$1,374
Work-in-progress	210	206
Raw materials	1,353	1,288
Consumables and spare parts	704	682
Inventories	$3,670	$3,550
8.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2025	2024
Land and buildings	$5,486	$5,337
Plant and equipment	22,960	22,306
Construction in progress	1,621	1,517
Finance lease right-of-use assets	432	419
Property, plant and equipment at cost, excluding forestlands	30,499	29,579
Less: Accumulated depreciation and amortization	(7,977)	(7,155)
Property, plant and equipment, net, excluding forestlands	$22,522	$22,424
Forestlands, net of depletion	270	251
Property, plant and equipment, net	$22,792	$22,675
Depreciation, depletion and amortization expense for the three months ended March 31, 2025 and 2024 was $569 million and $136 million, respectively and is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the
Condensed Consolidated Statements of Operations.
Non-cash additions to property, plant and equipment included within accounts payable were $277 million and $384 million at
March 31, 2025 and at December 31 2024, respectively.
9.  Interest
The components of interest expense, net are as follows:

	Three months ended March 31,
	2025	2024
Interest expense	$(195)	$(37)
Interest income	28	12
Interest expense, net	$(167)	$(25)
Total cash paid for interest, net of interest received was $133 million and $30 million for the three months ended March 31, 2025 and
2024, respectively. Of this, capitalized interest paid was $7 million and $1 million for the three months ended March 31, 2025 and
2024, respectively.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
10.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	March 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,498	$11,410	$11,370	$11,289
The fair value of the Company's debt with fixed interest rates is based on quoted market prices. With the exception of debt with fixed interest rates, the carrying amounts of all other debt instruments approximate their fair values. The variable nature and repricing dates of the receivables securitization facilities and the revolving credit facility result in their carrying values approximating their fair values. Both the revolving credit facility and the receivables securitization facilities are classified as Level 2 in the fair value hierarchy.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures and records certain assets and liabilities, including derivative instruments at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1		Level 2
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	10	10
Derivatives in cash flow hedging relationships	—	—	3	3
Derivatives not designated as hedging instruments	—	—	38	11
Assets measured at fair value	$2	$2	$51	$24

Liabilities
Derivatives in cash flow hedging relationships	$—	$—	$4	$1
Derivatives not designated as hedging instruments	—	—	1	13
Liabilities measured at fair value	$—	$—	$5	$14
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

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
10.  Fair Value Measurement - continued
We have financial instruments related to supplemental retirement savings plans ("Supplemental Plans") that are recognized at fair value. These Supplemental Plans are nonqualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $190 million and $163 million, respectively, as of March 31, 2025 (December 31, 2024:
$185 million and $168 million, respectively).
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
For more details on the measurement of assets acquired and liabilities assumed as part of business combinations affecting the period balances, refer to “Note 2. Acquisitions”
Accounts Receivable Monetization Agreements
The following table presents a summary of the accounts receivable monetization agreements for the three months ended March 31,
2025:

Receivable from financial institutions at December 31, 2024	$—
Receivables sold to the financial institutions and derecognized	(657)
Receivables collected by financial institutions	696
Cash payments to financial institutions	(39)
Receivable from financial institutions at March 31, 2025	$—
Receivables sold under these accounts receivable monetization agreements as of the balance sheet date were approximately $686 million.
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was $10 million for the three months ended March 31, 2025. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
11.  Debt
The following were individual components of debt:

	March 31,	December 31,
	2025	2024
$292 million senior debentures due 2025	$292	$292
$500 million senior notes due 2027	481	479
$700 million receivables securitization due 2027	550	435
€750 million senior notes due 2027	812	781
$500 million senior notes due 2028	482	481
$600 million senior notes due 2028	581	580
€230 million receivables securitization variable funding notes due 2029	162	5
€500 million senior green notes due 2029	541	520
$750 million senior notes due 2029	749	749
$400 million senior notes due 2030	452	454
$750 million senior green notes due 2030	749	749
$300 million senior notes due 2031	339	339
$76 million senior notes due 2032	81	82
$500 million senior notes due 2032	473	473
€600 million senior green notes due 2032	650	624
€500 million senior green notes due 2033	541	519
$600 million senior notes due 2033	516	514
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
€600 million senior green notes due 2036	650	624
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	175	175
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	793	546
Vendor financing and commercial card programs	105	116
Term loan facilities	600	600
Bank loans	106	120
Finance lease obligations	541	539
Bank overdrafts	7	9
Total debt, excluding debt issuance costs	14,281	13,658
Debt issuance costs	(62)	(63)
Total debt	14,219	13,595
Less: Current portion of debt	(1,300)	(1,053)
Non-current debt due after one year	$12,919	$12,542
For the terms attached to the senior notes, the revolving credit facility, the term loans and the commercial paper programs, refer to the narrative included in “Note 14. Debt” of the 2024 Consolidated Financial Statements. The carrying amount of borrowings which are designated as net investment hedges, as outlined therein, has not changed materially and no ineffectiveness was recognized in the period.
At March 31, 2025, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
11.  Debt - continued
Senior Notes Issued and Redeemed
There were no significant transactions during the period in relation to the senior notes. Certain notes were subject to an exchange offer filed past the period end. For further details, refer to "Note 18. Subsequent Events".
Receivables Securitization Facilities
We have three trade receivables securitization programs. The first program has a facility size of €100 million and is scheduled to mature in December 2029. The second program has a facility size of €230 million and is scheduled to mature in December 2029.  The third program has a facility size of $700 million and is due to mature in June 2027. For the terms attached to these programs, refer to the narrative included in “Note 14. Debt” of the 2024 Consolidated Financial Statements.
As of March 31, 2025, the gross amount of receivables collateralizing the €100 million 2029 trade receivables securitization program was €312 million (December 31, 2024: €318 million). As of March 31, 2025, maximum available borrowings, excluding amounts outstanding under this facility, were $108 million (December 31, 2024: $104 million).
As of March 31, 2025, the gross amount of receivables collateralizing the €230 million 2029 trade receivables securitization program was €435 million (December 31, 2024: €421 million). As of March 31, 2025 maximum available borrowings, excluding amounts outstanding under this facility, were $87 million (December 31, 2024: $234 million).
As of March 31, 2025, the gross amount of receivables collateralizing the maximum available borrowings of the $700 million 2027 program was  $1,079 million (December 31, 2024: $1,077 million). As of March 31, 2025, maximum available borrowings were $688 million (December 31, 2024: $676 million). As of March 31, 2025, amounts available for borrowing under this facility (excluding amounts utilized), were $138 million (December 31, 2024: $241 million).
We have continuing involvement with the underlying receivables as we provide credit and collection services pursuant to the underlying agreement.
12.  Income Taxes
The effective tax rate for the three months ended March 31, 2025 was 2.1%. The effective tax rate was primarily impacted by the tax benefit associated with the resolution of $72 million of unrecognized tax benefits (due to the lapse of the statute of limitations), along with the release of $24 million of accrued interest and penalties associated with the unrecognized tax benefits. The effective tax rate was further impacted by the geographical mix of where earnings are generated and certain non-deductible expenses.
The effective tax rate for the three months ended March 31, 2024 was 28.5%. The effective tax rate was impacted by the geographical mix of where earnings are generated, as well as certain non-taxable earnings and non-deductible expenses.
During the three months ended March 31, 2025 and March 31, 2024, cash paid for income taxes, net of refunds, was $107 million and
$18 million, respectively.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
13.  Retirement Plans
The net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations is composed of the following:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Service cost	$5	$—	$9	$6
Interest cost	52	1	34	22
Expected return on assets	(68)	(1)	(35)	(22)
Amortization of:
Net actuarial loss	—	—	8	10
Prior service credit	—	—	(1)	—
Net periodic benefit (income) cost	$(11)	$—	$15	$16

	Other Postretirement Benefit Plans
	Three months ended March 31,
	2025	2024
Service cost	$1	$1
Interest cost	1	—
Net periodic benefit cost	$2	$1
Service cost is included within “Cost of goods sold” and “Selling, general and administrative expenses” while all other components are recorded within “Pension and other postretirement non-service income (expense), net”.
Pension Plan Contributions and Benefit Payments
Established funding standards govern the funding requirements for our qualified and approved pension plans in various jurisdictions.
We fund the benefit payments of our non-qualified or unfunded plans as benefit payments come due.
The Company’s contributions to the plans were as follows:

	Three months ended March 31,
	2025	2024
Defined Benefit Pension Plans Contributions	$26	$24
Other Postretirement Benefit Plans Contributions	3	1
Multiemployer Plans
As a result of the acquisition of WestRock, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and WestRock has participated in other MEPPs in the past. The multiemployer plan expense was immaterial for the three months ended March 31, 2025.
In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities.
At March 31, 2025, we had recorded withdrawal liabilities of $130 million (December 31, 2024: $131 million).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements
(in millions, except per share data)
14.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2025	2024
Numerator:
Net income attributable to common shareholders	$384	$191

Denominator:
Basic weighted average shares outstanding	521	259
Effect of dilutive share options	5	1
Diluted weighted average shares outstanding	526	260

Basic earnings per share attributable to common shareholders	$0.74	$0.74

Diluted earnings per share attributable to common shareholders	$0.73	$0.73
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise of restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.
For the three months ended March 31, 2025, and 2024, respectively, there were no material weighted average share-based compensation awards excluded from the diluted earnings per share computation because the effect would have been antidilutive.
15.  Commitments and Contingencies
Brazil Tax Liability
Our subsidiary, WestRock, is challenging claims by the Brazil Federal Revenue Department that we underpaid taxes as a result of amortization of goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the
Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to
2012. WestRock was assessed additional taxes, penalties, and interest in both CARF proceedings. In the proceeding for the tax years
2003 to 2008, WestRock was also assessed penalties and interest for fraud, but WestRock won the fraud claim in the proceeding for the tax years 2009 to 2012. WestRock subsequently filed two lawsuits in Brazilian federal courts seeking annulment of the adverse
CARF decisions. In February 2025, the federal court adjudicating the WestRock challenge to CARF's decision against WestRock for the 2003 and 2008 period issued a ruling in favor of WestRock nullifying the financial assessments in that case. The decision of the federal court was appealed by the tax authorities.
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$761 million ($132 million) as of March 31, 2025, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
15.  Commitments and Contingencies- continued
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies that have been acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of March 31, 2025, there were approximately 690 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of March 31, 2025, the Company had estimated liabilities in respect of these matters of $69 million and estimated insurance recoveries of $45 million.
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
After publication of the AGCM’s August 2019 decision, a number of purchasers of corrugated sheets and boxes initiated litigation proceedings against Smurfit Kappa companies, alleging that they were harmed by the alleged anti-competitive practices and seeking damages. In addition, other parties have threatened litigation against Smurfit Westrock seeking damages (either specified or unspecified). The Company believes it has significant defenses to the damages claims and intends to vigorously defend the current and any future litigation.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
15.  Commitments and Contingencies - continued
International Arbitration Against Venezuela
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
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024 Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee has since been formed by ICSID to decide on this application.
Other Litigation
We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted as of the date of this Quarterly Report on Form 10-Q, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
16.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The arrangements required the establishment of certain special purpose entities namely Smurfit Kappa International Receivables DAC, Smurfit Kappa Receivables plc and Smurfit
Kappa European Packaging DAC (a subsidiary of Smurfit Kappa Receivables plc). The sole purpose of the securitization entities is the raising of finance for the Company using the receivables generated by certain operating entities, as collateral. All entities are considered to be Variable Interest Entities (“VIEs”).
The Company is the primary beneficiary of Smurfit Kappa International Receivables DAC, Smurfit Kappa European Packaging DAC
and Smurfit Kappa Receivables plc, through various financing arrangements and due to the fact that it is responsible for the entities’
most significant economic activities.
The carrying values of the restricted asset and limited recourse liability as of March 31, 2025 ($809 million and $162 million, respectively) and as of December 31, 2024 ($765 million and $5 million, respectively) approximate their fair values due to the short-
term nature of the securitized assets and the floating rates of the liabilities.
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

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
16.  Variable Interest Entities - continued
Timber Note Receivable Securitization Arrangement - continued
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
The carrying values of the restricted asset and non-recourse liability as of March 31, 2025 ($388 million and $333 million, respectively) and as of December 31, 2024 ($387 million and $333 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
Green Power Solutions
Green Power Solutions of Georgia, LLC (“GPS”) is a joint venture providing steam to the Company and electricity to a third party client. The Company owns a 48% interest in GPS and the majority of the debt issued through the entity SP Fiber Holdings Inc. (“SP
Fiber”), a 100% owned subsidiary. Based on the commercial and financial relationships in force between SP Fiber and GPS, it has been determined that the SP Fiber has a controlling financial interest in and is the primary beneficiary of GPS. The vehicle held unrestricted cash of $2 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.
The carrying amounts of the assets and liabilities of VIEs reported within the Condensed Consolidated Balance Sheets are set out in
the following table:

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7	$2
Accounts receivable	806	767
Non-current assets:
Property, plant and equipment, net	59	60
Other non-current assets	390	389
Total assets	$1,262	$1,218

Liabilities
Current liabilities:
Accounts payable	$5	$6
Current portion of debt	—	2
Other current liabilities	2	2
Non-current liabilities:
Non-current debt due after one year	165	8
Other non-current liabilities	335	335
Total liabilities	$507	$353

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
17.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
March 31, 2025 and 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(1)	Total(2)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	116	3	(16)	—	103
Balance at March 31, 2024	$905	$19	$777	$(751)	$950

Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(378)	(3)	14	—	(367)
Balance at March 31, 2025	$1,306	$13	$511	$(751)	$1,079
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the three months ended
March 31, 2025, and 2024, is as follows:

	Three months ended March 31,
	2025			2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$378	$—	$378	$(116)	$—	$(116)
Defined benefit pension and other post-retirement benefit plans:
Net actuarial loss arising during period	—	—	—	(1)	—	(1)
Amortization and settlement recognition of net actuarial loss	8	1	9	10	(3)	7
Amortization of prior service credit	(1)	—	(1)	—	—	—
Foreign currency (loss) gain - pensions	(22)	—	(22)	10	—	10
Derivatives:
Changes in fair value of cash flow hedges	3	—	3	(3)	—	(3)
Consolidated other comprehensive income (loss)	366	1	367	(100)	(3)	(103)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common shareholders	$366	$1	$367	$(100)	$(3)	$(103)

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
18.  Subsequent Events
Offer to Exchange Previously Unregistered Notes
On April 3, 2025, the Company and certain of its direct and indirect wholly owned subsidiaries (the “Obligor Group”) filed with the
SEC a registration statement on Form S-4, with respect to an offer to exchange unregistered senior unsecured notes of $2,750 million principal amount previously issued on April 3, 2024 (see “Note 2. Acquisitions” of the 2024 Consolidated Financial Statements) and
unregistered senior unsecured notes of $850 million principal amount previously issued on November 26, 2024 (collectively, the
“Original Notes”) for registered notes of the same aggregate principal amount, interest and maturity dates and coupons (the “New
Notes”). The terms of the New Notes are identical in all material respects to the Original Notes except for the New Notes will not have any transfer restrictions, registration rights or additional interest provisions. No new proceeds will be received by the Obligor Group in connection with the exchange offer. The SEC declared the registration statement effective on April 23, 2025 and the exchange offer commenced that same day and is scheduled to expire on May 21, 2025.
Capacity Reduction and Facility Closures
On April 30, 2025, the Company announced it will permanently close the Company’s coated recycled board (“CRB”) mill in St. Paul,
Minnesota, U.S. and will discontinue production at its containerboard mill in Forney, Texas, U.S. (the “Mill Closures”). The Company
has also initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there (together with the Mill Closures, the “Closures”). Approximately 650 employees in the U.S. and Germany will be impacted as a result of the Closures. The Mill Closures are expected to reduce the Company’s containerboard and CRB capacity by over 500,000 tons annualized.
The Company expects to incur aggregate (i) pre-tax cash charges of approximately $99 million associated with the Closures, consisting of approximately $42 million in severance payments and $57 million in other restructuring costs and (ii) pre-tax non-cash asset impairment charges of approximately $188 million. The Company will recognize $226 million of the charges in the second quarter of 2025 and the remaining amount of $61 million is expected to be recognized over the remainder of 2025 and into 2026.
Headcount reductions are subject to local regulatory requirements. The estimate of charges that the Company expects to incur and the timing thereof are subject to a number of assumptions and actual results may differ from current expectations and initial estimates.
Dividend Approval
On May 1, 2025, the Company announced that its Board approved a quarterly dividend of $0.4308 per share on its ordinary shares.
The quarterly dividend of $0.4308 per ordinary share is payable June 18, 2025 to shareholders of record at the close of business on
May 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s Unaudited Condensed Consolidated Financial Statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and their related notes for the year ended December 31, 2024, as well as the information under the heading “Management’s Discussion and Analysis of the
Financial Condition and Results of Operations” that were disclosed in the Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2025 (the “2024 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item
1A. in the 2024 Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. Please also refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements" for additional information.
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

Transaction Agreement and Combination with WestRock
As described in “Note 2. Acquisitions” of the Condensed Consolidated Financial Statements, the Combination closed on July 5, 2024.
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
Recent Developments
Capacity Reduction and Facility Closures
On April 30, 2025, we announced our plan to permanently close our CRB mill in St. Paul, Minnesota, U.S. and discontinue production at our containerboard mill in Forney, Texas, U.S.. The Company has also initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there. The mill closures are expected to reduce our capacity by over
500,000 tons. The mill closures and two converting facility closures are not expected to have a significant impact on our net sales as we aim to match our supply with customer demand.

We expect to record approximately $287 million of certain pre-tax charges associated with these closures (including $188 million of pre-tax non-cash asset impairment charges) over the remainder of 2025 and into 2026. See “Note 18. Subsequent Events” of the
Condensed Consolidated Financial Statements for additional information. Excluding these charges, the elimination of corresponding fixed costs is anticipated to increase overall profitability.
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $4,726 million, to $7,656 million in the three months ended March 31, 2025, from $2,930 million in the three months ended March 31, 2024. As described in greater detail below, this increase was primarily due to the acquisition of WestRock along with a higher selling price mix, partly offset by a negative foreign currency impact and a negative volume impact.
Net income attributable to common shareholders increased by $193 million, to $384 million in the three months ended March 31,
2025, from $191 million in the three months ended March 31, 2024. This increase was primarily due to the acquisition of Westrock, with the positive impact of the Combination partially offset by higher interest expense. Refer to “Results of Operations” for a detailed review of Smurfit Westrock’s performance.
Net cash provided by operating activities increased by $193 million, to $235 million in the three months ended March 31, 2025, from
$42 million in the three months ended March 31, 2024, primarily due to a $627 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net income adjusted for non-cash items was partially offset by the $434 million increase in the cash outflows from changes in operating assets and liabilities as a result of the Combination and a higher selling price mix. During the three months ended March 31, 2025,
Smurfit Westrock invested $477 million in capital expenditures. The Company’s net cash inflow from changes in debt was $444 million, and it paid $225 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources” below for additional information.
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
It also directionally correlates with levels of industrial production and is impacted by the trends affecting the choice of medium (paper, plastic, glass, metal, or wood) used in the packaging of these products. As a result, demand is driven by the need for: (i) packaging products for consumer and industrial goods, (ii) higher value-added corrugated products used for point-of-sale displays and consumer and shelf-ready packaging, and (iii) packaging of pharmaceutical products and the growth of related industries. Normal patterns of demand growth can be disrupted by other macroeconomic trends, including inflation, pandemics (such as the COVID-19 pandemic and related lockdowns), and global economic and geopolitical developments (including tariffs or other trade restrictions), among others.
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

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended March 31,
	2025	2024
Net sales	$7,656	$2,930
Cost of goods sold	(6,079)	(2,220)
Gross profit	1,577	710
Selling, general and administrative expenses	(988)	(380)
Transaction and integration-related expenses associated with the Combination	(36)	(23)
Operating profit	553	307
Pension and other postretirement non-service income (expense), net	9	(10)
Interest expense, net	(167)	(25)
Other expense, net	(5)	(5)
Income before income taxes	390	267
Income tax expense	(8)	(76)
Net income	382	191
Net loss attributable to noncontrolling interests	2	—
Net income attributable to common shareholders	$384	$191
Results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024
Net Sales
Net sales increased by $4,726 million, to $7,656 million in the three months ended March 31, 2025, from $2,930 million in the three months ended March 31, 2024. This increase was primarily due to the impact of $4,736 million related to the acquisition of WestRock.
Excluding the impact of this acquisition, net sales decreased by $10 million primarily resulting from a $175 million net negative foreign currency impact and a negative volume impact of $43 million, largely offset by a $209 million positive impact due to a higher selling price mix. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $3,859 million, to $6,079 million in the three months ended March 31, 2025, from $2,220 million in the three months ended March 31, 2024. The increase in cost of goods sold was primarily due to the impact of the acquisition of
WestRock of $3,930 million. Excluding the impact of this acquisition, cost of goods sold decreased by $71 million primarily due to net positive foreign currency movements and lower volumes, partly offset by higher input prices.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $608 million, to $988 million in the three months ended March 31, 2025, from $380 million in the three months ended March 31, 2024. The increase in SG&A expenses of $608 million was primarily due to additional SG&A expenses of
$570 million related to the acquisition of WestRock.

Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $36 million and $23 million in the three months ended March 31, 2025 and 2024, respectively.
Transaction-related expenses associated with the Combination were $2 million and $23 million in the three months ended March 31,
2025 and 2024, respectively. Transaction-related costs associated with the Combination comprised of banking and financing related costs as well as legal and other professional services which were directly attributable to the Combination and retention payments that were contractually committed to and associated with the successful completion of the Combination.
Integration-related expenses associated with the Combination were $34 million in the three months ended March 31, 2025. We incur integration costs post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems.
Pension and Other Postretirement Non-Service Income (Expense), Net
Pension and other postretirement non-service income (expense), net decreased by $19 million, to income of $9 million in the three months ended March 31, 2025, from expense of $10 million in the three months ended March 31, 2024. This decrease was primarily due to an $80 million increase in the return on plan assets primarily due to acquired pension assets in connection with the
Combination, that was partially offset by an increase in interest costs of $64 million primarily due to acquired pension liabilities in connection with the Combination.
Interest Expense, Net
Interest expense, net increased by $142 million to $167 million in the three months ended March 31, 2025, from $25 million in the three months ended March 31, 2024. The increase was primarily the result of interest on debt assumed as part of the Combination and the senior notes issued in April 2024 (for further details on these senior notes see “Note 14. Debt” of the 2024 Consolidated Financial
Statements). The increase was partially offset by higher interest income of $16 million primarily due to increased average cash balances in the period.
Other Expense, Net
Other expense, net remained at $5 million in the three months ended March 31, 2025, consistent with the three months ended
March 31, 2024 due to a $6 million net positive impact from foreign currency translation of monetary assets and liabilities and a $4 million increase in income from equity method investments. This was offset by a $10 million expense recorded in the three months ended March 31, 2025 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Income Tax Expense
Income tax expense was $8 million in the three months ended March 31, 2025, compared to an income tax expense of $76 million in the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025, was 2.1%, while the effective tax rate for the three months ended March 31, 2024, was 28.5%. The effective tax rate was primarily impacted by the resolution of certain unrecognized tax benefits.
See “Note 12. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

SEGMENT INFORMATION
Smurfit Westrock has identified three operating segments based on how the CODM makes key operating decisions, allocates resources and assesses the performance of the Company’s business. These operating segments are as follows: (i) North America, which includes operations in the U.S., Canada and Mexico, (ii) Europe, MEA and APAC and (iii) LATAM, which includes operations in Central
America and Caribbean, Argentina, Brazil, Chile, Colombia, Ecuador and Peru. No operating segments have been aggregated for disclosure purposes.
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended March 31,
	2025	2024
Net sales (aggregate):(1)
North America	$4,669	$412
Europe, MEA and APAC	2,582	2,194
LATAM	513	341

Segment Adjusted EBITDA:
North America	$785	$59
Europe, MEA and APAC	389	385
LATAM	115	54
(1) Net sales before intersegment eliminations

The three months ended March 31, 2025, compared to the three months ended March 31, 2024
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $4,257 million, to $4,669 million in the three months ended March 31, 2025, from $412 million in the three months ended March 31, 2024. This increase was primarily due to the positive impact of $4,276 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the North America segment increased by $726 million, to $785 million in the three months ended March 31,
2025, from $59 million in the three months ended March 31, 2024. This increase was primarily due to the positive impact of $718 million from the acquisition of WestRock.
Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $388 million, to $2,582 million in the three months ended March 31, 2025, from $2,194 million in the three months ended March 31, 2024. This increase was primarily due to the impact of $378 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations increased by $10 million primarily due to a higher selling price mix of $138 million, largely offset by a net foreign currency impact of $81 million primarily due to the strengthening of the U.S. dollar against the euro and a negative volume impact of $44 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $4 million, to $389 million in the three months ended
March 31, 2025, from $385 million in the three months ended March 31, 2024. There was a $37 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $33 million mainly due to higher input prices of $166 million and a net foreign currency impact of $9 million, partly offset by a higher selling price mix impact of $138 million.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $172 million, to $513 million in the three months ended March 31, 2025, from $341 million in the three months ended March 31, 2024. This increase was primarily due to the positive impact of $177 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $61 million, to $115 million in the three months ended March 31, 2025, from $54 million in the three months ended March 31, 2024. This increase was primarily due to the positive impact of $54 million from the acquisition of WestRock.

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
As of March 31, 2025, Smurfit Westrock held cash and cash equivalents of $797 million, of which $357 million were held in euro,
$173 million were held in U.S. dollars and $267 million were held in other currencies. At March 31, 2025, the Company had $4,833 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.2 years as of March 31, 2025. Combined with cash and cash equivalents of $797 million, the Company had $5,630 million of available liquidity.
As of March 31, 2025, Smurfit Westrock had $14,281 million of debt, excluding debt issuance costs. As of March 31, 2025, the carrying amount of current debt was $1,300 million. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At March 31, 2025 the unamortized fair value market adjustment was
$45 million. Included within the carrying value of Smurfit Westrock’s borrowings as of March 31, 2025 are deferred debt issuance costs of $62 million, of which $8 million is current, all of which will be recognized in interest expense in Smurfit Westrock’s
Condensed Consolidated Statements of Operations using the effective interest rate method over the remaining life of the borrowings.
See “Note 11. Debt” of the Condensed Consolidated Financial Statements for a discussion of the Company’s additional debt-related information.
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
Smurfit Westrock uses a variety of working capital management strategies including supply chain financing (“SCF”) programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions, and receivables securitization facilities. The programs are described below.
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs constitute approximately 5%
of the Company’s accounts receivable balance at March 31, 2025. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 10. Fair
Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the Company’s monetization facilities.

Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 12-14% of the Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were $389 million as of
March 31, 2025.
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
Debt” and “Note 16. Variable Interest Entities” of the Condensed Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.

Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Condensed Consolidated Statements of Cash
Flows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	($ in millions)
	2025	2024
Net cash provided by operating activities	$235	$42
Net cash used for investing activities	$(476)	$(207)
Net cash provided by financing activities	$151	$—
Net cash provided by operating activities increased by $193 million to $235 million in the three months ended March 31, 2025 from
$42 million in the three months ended March 31, 2024, primarily due to a $627 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net income adjusted for non-cash items was partially offset by the $434 million increase in the cash outflows from changes in operating assets and liabilities as a result of the Combination and a higher selling price mix. The increase in the cash outflows from changes in operating assets and liabilities includes the outflows of $39 million resulting from the sale of accounts receivables in connection with monetization agreements.
Net cash used for investing activities of $476 million in the three months ended March 31, 2025 consisted primarily of capital expenditures of $477 million. Net cash used for investing activities of $207 million in the three months ended March 31, 2024 consisted primarily of capital expenditures of $208 million.
Net cash provided by financing activities of $151 million in the three months ended March 31, 2025 consisted primarily of cash inflows from a net increase in debt of $444 million, partially offset by cash dividends paid to shareholders of $225 million, tax paid in connection with shares withheld from employees of $64 million and debt issuance costs of $5 million. Net cash used for financing activities of nil in the three months ended March 31, 2024 consisted of cash outflows from purchases of treasury stock of $27 million offset by cash inflows from a net increase in debt of $27 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of March 31, 2025, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2024.
Off-Balance Sheet Arrangements
As of March 31, 2025, Smurfit Westrock did not have any off-balance sheet arrangements.

NON-GAAP FINANCIAL MEASURE
Definitions
Non-GAAP Financial Measure
Smurfit Westrock reports its financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”).
However, management believes “Adjusted EBITDA”, a non-GAAP financial measure discussed below, provides Smurfit Westrock’s
Board of directors, investors, potential investors, securities analysts and others with additional meaningful financial information that should be considered when assessing its ongoing performance relative to other periods because it adjusts out non-recurring items that management believes are not indicative of the ongoing results of the business. Smurfit Westrock management also uses this non-
GAAP financial measure in making financial, operating and planning decisions, and in evaluating company performance. Non-GAAP financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative for, the GAAP results. The non-GAAP financial measure Smurfit Westrock presents may differ from similarly captioned measures presented by other companies.
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net income before income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net income”.
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net income, the most directly comparable
GAAP measure, for the periods indicated.

	Three months ended March 31,
	($ in millions)
	2025	2024
Net income	$382	$191
Income tax expense	8	76
Depreciation, depletion and amortization	603	148
Transaction and integration-related expenses associated with the Combination	36	23
Interest expense, net	167	25
Pension and other postretirement non-service (income) expense, net	(9)	10
Share-based compensation expense	43	15
Other expense, net	5	5
Other adjustments	17	(18)
Adjusted EBITDA	$1,252	$475
Other adjustments in the table above include restructuring costs of $15 million and losses at closed facilities of $2 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, Other adjustments includes a reimbursement of a fine from the Italian Competition Authority of $18 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the three months ended March 31, 2025 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2024.
NEW ACCOUNTING STANDARDS
See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Condensed Consolidated Financial
Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and expected effects on Smurfit Westrock’s results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in Smurfit Westrock’s exposure to market risk as identified in Smurfit Westrock’s Annual
Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Smurfit Westrock’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly
Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Anthony Smurfit, President & Group Chief Executive Officer, and Ken
Bowles, Executive Vice President & Group Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures.
Based on this evaluation, Anthony Smurfit, President & Group Chief Executive Officer, and Ken Bowles, Executive Vice President &
Group Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, Smurfit
Westrock’s disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed elsewhere in this Quarterly Report on Form 10-Q, on July 5, 2024, we completed the Combination between Smurfit
Kappa and WestRock. Prior to the Combination, Smurfit Kappa, as a public limited company incorporated in Ireland and listed on the
London Stock Exchange and on the Euronext Dublin Market, was not subject to Section 404 of the Sarbanes Oxley Act of 2002
(“SOX”), while WestRock, as a U.S. publicly traded company incorporated in Delaware and listed on the New York Stock Exchange, was subject to Section 404 of SOX. Upon the completion of the Combination Smurfit Kappa and WestRock became wholly-owned subsidiaries of Smurfit Westrock.
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
Remediation Plan
The process of designing and implementing remediation measures is underway in respect of this material weakness and to improve our internal control over financial reporting. These remediation measures include a number of ongoing actions which have been prioritized in a material weakness remediation strategy that aligns to the most impactful controls:
•designing and implementing policies and guidance related to the operation of controls – a number of which have now been designed and issued for execution;
•developing appropriate controls over the review of manual journal entries – including a phased roll out plan underway for the implementation of an automated approval workflow for manual journal entries at relevant material locations in addition to a risk-based interim manual control which has been designed and issued for execution; and
•enhancing and expanding across the organization the general IT processes and controls – with a prioritized focus on logical access and change management.
In addition, control operators continue to participate in SOX training and live support sessions, with a specific focus on the priority areas documented in the material weakness remediation strategy.
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
Changes in Internal Control over Financial Reporting
Other than the changes that may continue to result from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 15. Commitments and Contingencies of the
Condensed Consolidated Financial Statements (included in Part I, Item 1).
Item 1A. Risk Factors
Investing in our ordinary shares involves uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A,
“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or ordinary share price. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of ordinary shares during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 – January 31, 2025	—	$—	—	—
February 1, 2025 – February 28, 2025	217,536	54.65	—	—
March 1, 2025 – March 31, 2025	—	—	—	—
Total	217,536		—
(1) During the three months ended March 31, 2025, 217,536 ordinary shares that would otherwise have been issued to current or former employees who were beneficiaries of the SKG Employee Trust in connection with the vesting and settlement of equity awards granted under the legacy Smurfit Kappa 2018 Deferred Bonus Plan were surrendered to the Company on behalf of such employees.
This was done as part of net share settlement to cover applicable taxes, fees and/or duties paid by the Company or its applicable subsidiary as a consequence of vesting and settlement of such equity awards. The fair market value of ordinary shares that were surrendered by the SKG Employee Trust to the Company for no consideration was equal to the value of applicable taxes, fees and/or duties paid by the Company in respect of such taxes, fees and/or duties. These ordinary shares have been subsequently cancelled.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plan(s)
In the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act)
adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1†	Offer Letter between Smurfit Westrock and Ben Garren, dated June 27, 2024.

10.2†	Form of PSU Award Agreement (Employee) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan.

10.3†	Form of RSU Award Agreement (Employee) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan.

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Smurfit Westrock plc

Dated: May 9, 2025		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: May 9, 2025		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President and Group Chief Financial Officer
(Principal Financial Officer)