Form 10-Q
period 2025-06-30
Smurfit Westrock plc
filed 2025-08-07
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 522,125,044 ordinary shares, nominal value $0.001 per share, issued and outstanding.

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
This Quarterly Report on Form 10-Q is being filed with respect to the interim quarterly period ended June 30, 2025. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock following the Combination, except as expressly provided herein. For prior periods, the disclosures herein reflect the financials of Smurfit Kappa, except as expressly provided herein.

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
Important factors that could cause actual results to differ materially from plans, estimates or expectations include: changes in demand environment; our ability to deliver on our closure plan and associated efforts; our future cash payments associated with these initiatives; potential future cost savings associated with such initiatives; the amount of charges and the timing of such charges or actions described herein; potential future impairment charges; accuracy of assumptions associated with the charges; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency (including the implementation of tariffs by the U.S. federal government and reciprocal tariffs and other protectionist or retaliatory measures governments in Europe, Asia, and other countries have taken or may take in response); the impact of public health crises, such as pandemics and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; developments related to pricing cycles and volumes; intense competition; the ability of the Company to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made events, including the ability to function remotely during long-term disruptions; the Company’s ability to respond to changing customer preferences and to protect intellectual property; the amount and timing of the Company’s capital expenditures; risks related to international sales and operations; failures in the Company’s quality control measures and systems resulting in faulty or contaminated products; cybersecurity risks, including threats to the confidentiality, integrity and availability of data in the Company’s systems; works stoppages and other labor disputes; the Company’s ability to establish and maintain effective internal controls over financial reporting in accordance with Sarbanes Oxley Act of 2002, as amended, and remediate any weaknesses in controls and processes; the Company’s ability to retain or hire key personnel; risks related to sustainability matters, including climate change and scarce resources, as well as the Company’s ability to comply with changing environmental laws and regulations; the Company’s ability to successfully implement strategic transformation initiatives; results and impacts of acquisitions by the Company; the Company’s significant levels of indebtedness; the impact of the Combination on the
Company’s credit ratings; the potential impairment of assets and goodwill; the availability of sufficient cash to distribute dividends to the Company’s shareholders in line with current expectations; the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure; evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United Kingdom, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S. or UK administrations; loss contingencies or legal proceedings instituted, threatened, future or pending against the Company, including with respect to antitrust related matters;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $5 million and $2 million at June 30, 2025 and December 31, 2024, respectively)	$778	$855
Accounts receivable, net (amounts related to consolidated variable interest entities of $893 million and $767 million at June 30, 2025 and December 31, 2024, respectively)	4,844	4,117
Inventories	3,774	3,550
Other current assets	1,583	1,533
Total current assets	10,979	10,055
Property, plant and equipment, net	23,097	22,675
Goodwill	7,207	6,822
Intangibles, net	1,107	1,117
Prepaid pension asset	677	635
Other non-current assets (amounts related to consolidated variable interest entities of $389 million and $389 million at June 30, 2025 and December 31, 2024, respectively)	2,679	2,455
Total assets	$45,746	$43,759

Liabilities and Equity
Current liabilities:
Accounts payable	$3,380	$3,290
Accrued compensation and benefits	872	882
Current portion of debt	1,034	1,053
Other current liabilities	2,305	2,108
Total current liabilities	7,591	7,333
Non-current debt due after one year (amounts related to consolidated variable interest entities of $296 million and $8 million at June 30, 2025 and December 31, 2024, respectively)	13,329	12,542
Deferred tax liabilities	3,482	3,600
Pension liabilities and other postretirement benefits, net of current portion	746	706
Other non-current liabilities (amounts related to consolidated variable interest entities of $334 million and $335 million at June 30, 2025 and December 31, 2024, respectively)	2,274	2,191
Total liabilities	27,422	26,372
Commitments and Contingencies (Note 16)
Equity:
Preferred stock; $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock; $0.001 par value; 9,500,000,000 shares authorized; 522,058,394 and 520,444,261 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Deferred shares; €1 par value; 25,000 shares authorized; Nil and 25,000 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock; at cost; 1,459,832 and 2,037,589 common stock at June 30, 2025 and December 31, 2024, respectively	(65)	(93)
Capital in excess of par value	16,018	15,948
Accumulated other comprehensive loss	(428)	(1,446)
Retained earnings	2,771	2,950
Total shareholders’ equity	18,297	17,360
Noncontrolling interests	27	27
Total equity	18,324	17,387
Total liabilities and equity	$45,746	$43,759
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$7,940	$2,969	$15,596	$5,899
Cost of goods sold	(6,425)	(2,276)	(12,504)	(4,496)
Gross profit	1,515	693	3,092	1,403
Selling, general and administrative expenses	(963)	(389)	(1,936)	(769)
Impairment and restructuring costs	(280)	—	(295)	—
Transaction and integration-related expenses associated with the Combination	(21)	(60)	(57)	(83)
Operating profit	251	244	804	551
Pension and other postretirement non-service income (expense), net	7	(29)	16	(39)
Interest expense, net	(182)	(33)	(349)	(58)
Other (expense) income, net	(18)	5	(23)	—
Income before income taxes	58	187	448	454
Income tax expense	(84)	(55)	(92)	(131)
Net (loss) income	(26)	132	356	323
Net income attributable to noncontrolling interests	(2)	—	—	—
Net (loss) income attributable to common shareholders	$(28)	$132	$356	$323

Basic (loss) earnings per share attributable to common shareholders	$(0.05)	$0.51	$0.68	$1.25

Diluted (loss) earnings per share attributable to common shareholders	$(0.05)	$0.51	$0.68	$1.24

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(26)	$132	$356	$323
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	712	(151)	1,090	(267)
Defined benefit pension and other postretirement benefit plans adjustments	(56)	24	(70)	40
Net (loss) gain on cash flow hedging derivatives	(5)	6	(2)	3
Other comprehensive income (loss), net of tax	651	(121)	1,018	(224)
Comprehensive income	625	11	1,374	99
Comprehensive income attributable to noncontrolling interests	(2)	—	—	—
Comprehensive income attributable to common shareholders	$623	$11	$1,374	$99

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$356	$323
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,216	308
Impairment charges	184	—
Cash surrender value increase in excess of premiums paid	(20)	—
Share-based compensation expense	79	31
Deferred income tax benefit	(127)	(10)
Pension and other postretirement funding more than cost	(59)	(4)
Other	6	(1)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(434)	(236)
Inventories	(55)	(20)
Other assets	(47)	(105)
Accounts payable	(35)	(12)
Income taxes	9	63
Accrued liabilities and other	(9)	45
Net cash provided by operating activities	1,064	382
Investing activities:
Capital expenditures	(999)	(385)
Cash paid for purchase of businesses, net of cash acquired	(5)	(28)
Proceeds from sale of property, plant and equipment	—	3
Other	8	—
Net cash used for investing activities	(996)	(410)

Financing activities:
Additions to debt	498	2,812
Repayments of debt	(121)	(33)
Debt issuance costs	(6)	(29)
Changes in commercial paper, net	(18)	—
Other debt repayments, net	(18)	(4)
Repayments of finance lease liabilities	(23)	(1)
Tax paid in connection with shares withheld from employees	(67)	—
Purchases of treasury stock	—	(27)
Cash dividends paid to shareholders	(450)	(335)
Other	1	(1)
Net cash (used for) provided by financing activities	(204)	2,382
Effect of exchange rate changes on cash and cash equivalents	59	(29)
(Decrease) increase in cash and cash equivalents	(77)	2,325
Cash and cash equivalents at beginning of period	855	1,000
Cash and cash equivalents at end of period	$778	$3,325
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the three months ended June 30, 2025:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at March 31, 2025	522	$1	$15,977	$(65)	$3,030	$(1,079)	$17,864	$25	$17,889
Net loss	—	—	—	—	(28)	—	(28)	2	(26)
Other comprehensive income, net of tax	—	—	—	—	—	651	651	—	651
Share-based compensation	—	—	38	—	—	—	38	—	38
Issuance of common stock net of tax paid in connection with shares withheld from employees	—	—	—	—	(3)	—	(3)	—	(3)
Dividends declared ($0.43 per share)(1)	—	—	3	—	(228)	—	(225)	—	(225)
Balance at June 30, 2025	522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.
The following table presents a summary of the changes in equity for the three months ended June 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at March 31, 2024(1)	261	$—	$3,564	$(93)	$3,712	$(950)	$6,233	$16	$6,249
Net income	—	—	—	—	132	—	132	—	132
Other comprehensive loss, net of tax	—	—	—	—	—	(121)	(121)	—	(121)
Share-based compensation	—	—	16	—	—	—	16	—	16
Dividends declared ($1.28 per share)	—	—	—	—	(335)	—	(335)	—	(335)
Balance at June 30, 2024	261	$—	$3,580	$(93)	$3,509	$(1,071)	$5,925	$16	$5,941
(1) Pursuant to the Transaction Agreement, on July 5, 2024 each issued ordinary share, par value €0.001 per share, of Smurfit Kappa (a “Smurfit Kappa Share”) was exchanged for one ordinary share, par value $0.001 per share, of Smurfit Westrock (a “Smurfit Westrock Share”). The exchange of shares is reflected retroactively to the earliest period presented.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the six months ended June 30, 2025:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income	—	—	—	—	356	—	356	—	356
Other comprehensive income, net of tax	—	—	—	—	—	1,018	1,018	—	1,018
Share-based compensation	—	—	79	—	—	—	79	—	79
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	1	—	(67)	—	(66)	—	(66)
Cancellation of deferred shares by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($0.86 per share)(1)	—	—	7	—	(457)	—	(450)	—	(450)
Balance at June 30, 2025	$522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.
The following table presents a summary of the changes in equity for the six months ended June 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2023(1)	260	$—	$3,575	$(91)	$3,521	$(847)	$6,158	$16	$6,174
Net income	—	—	—	—	323	—	323	—	323
Other comprehensive loss, net of tax	—	—	—	—	—	(224)	(224)	—	(224)
Share-based compensation	—	—	30	—	—	—	30	—	30
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Issuance of common stock	1	—	—	—	—	—	—	—	—
Dividends declared ($1.28 per share)	—	—	—	—	(335)	—	(335)	—	(335)
Balance at June 30, 2024	261	$—	$3,580	$(93)	$3,509	$(1,071)	$5,925	$16	$5,941
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
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the
Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the 2024
Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2024 Consolidated Financial Statements. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the full year.
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
The outstanding payment obligations to financial institutions under these programs were $375 million and $450 million as of June 30,
2025 and December 31, 2024, respectively.
1.4.  Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in “Note 1. Description of Business and
Summary of Significant Accounting Policies” in the 2024 Consolidated Financial Statements, other than as noted below.
1.5.  Impairment and Restructuring Costs
When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease right-of-use (“ROU”) assets to their fair value and record charges for severance and other employee-related costs.
For termination costs associated with employees covered by a written or substantive plan, a liability is recorded when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For termination costs associated with employees not covered by a written and broadly communicated policy covering involuntary termination benefits (severance plan), a liability is recorded for costs to terminate employees (one-time termination benefits) when the termination plan has been approved and committed to by management, the employees to be terminated have been identified, the termination plan benefit terms are communicated, the employees identified in the plan have been notified and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The timing and amount of an accrual is dependent upon the type of benefits granted, the timing of communication and other provisions that may be provided in the benefit plan.
If property, plant and equipment become impaired as a result of the Company’s restructuring efforts, these assets are written down to their fair value less costs to sell, as the Company commits to dispose of them, and they are no longer in use. Depreciation is accelerated on property, plant and equipment for the period of time the asset continues to be used until the asset ceases to be used.
For facility closures, we also generally expect to record costs for equipment and inventory relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.
Identifying and calculating the cost to exit operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, contractual obligations, and the adjustments of property, plant and equipment and lease ROU assets to their fair value. Our estimates are reasonable, considering our knowledge of the industry we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
1.  Description of Business and Summary of Significant Accounting Policies - continued
1.6.  New Accounting Standards Recently Adopted
During the six months ended June 30, 2025, there were no newly issued or newly applicable accounting pronouncements adopted that had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
1.7.  New Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This
ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a retrospective method of transition.
Early adoption is permitted. The new disclosures (as required) will be included in the consolidated financial statements included in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adoption is either with a prospective method or a retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures in the consolidated financial statements.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
2.  Acquisitions
Transaction agreement with WestRock Company
Pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit
Kappa Group plc (“Smurfit Kappa”), WestRock Company (“WestRock”) and Sun Merger Sub, LLC (“Merger Sub”) the following was completed (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Companies Act 2014 of
Ireland (as amended) (the “Smurfit Kappa Share Exchange”) and (ii) Merger Sub merged with and into WestRock, with WestRock continuing as the surviving entity (the “Merger” and, together with the Smurfit Kappa Share Exchange, the “Combination”). The
Combination closed on July 5, 2024 (the “Closing Date”). The aggregate merger consideration was $13,461 million.
The purchase price allocation for the Merger is preliminary and is subject to revision as additional information about the acquisition-
date fair value of assets and liabilities becomes available. The allocation of the purchase price with respect to the Merger is based upon management’s estimates of and assumptions related to the fair values of WestRock assets acquired and liabilities assumed as of the
Closing Date. In the period since the 2024 Consolidated Financial Statements, the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed has changed resulting in an increase in the related goodwill of $51 million. The
Company has reflected the measurement period adjustments to date in the period in which the adjustments were identified, and will continue to reflect measurement period adjustments, if any, in the period in which the adjustments are identified. The Company will finalize the accounting for the Merger within the measurement period (a period not to exceed 12 months from the Closing Date).
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the three and six months ended June 30, 2024, as if the Merger had occurred on January 1, 2023.

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Net sales	$7,786	$15,450
Net income attributable to common shareholders	267	482
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
The unaudited pro forma combined financial information also reflects a pro forma adjustment to remove $58 million and $113 million of non-recurring transaction-related costs recorded during the three and six months ended June 30, 2024 of both Smurfit Kappa and
Westrock directly attributable to the Merger and to reflect these in 2023, as if the Merger had occurred on January 1, 2023.
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
ii.Europe, the Middle East and Africa (“MEA”) and Asia-Pacific (“APAC”).
iii.Latin America (“LATAM”), which includes operations in Central America and the Caribbean, Argentina, Brazil, Chile, Colombia,
Ecuador and Peru.
Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other (expense) income, net, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, impairment and restructuring costs and other specific items that management believes are not indicative of the ongoing operating results of the business.
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
Significant segment expenses are segment cost of sales and segment selling, general and administrative expenses. Segment cost of sales primarily includes raw materials, direct labor and plant overhead costs. Segment selling, general and administrative expenses primarily include compensation and benefits, external professional fees and other operating costs. Both segment cost of sales and segment selling, general and administrative expenses exclude certain adjustments that management believes are not indicative of the operating results of the business.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued
The following tables show selected financial data for our segments.

Three months ended June 30, 2025	North America	Europe, MEA and APAC	LATAM		Total

Net sales (unaffiliated customers)	$4,652	$2,773	$515	$—	$7,940
Add net sales (intersegment)	103	5	3	—	111
Net sales (aggregate)	$4,755	$2,778	$518		$8,051

Less segment expenses:
Segment cost of goods sold	$(3,527)	$(2,072)	$(357)	—
Segment selling, general and administrative expenses	(476)	(334)	(38)	—
	$(4,003)	$(2,406)	$(395)		$(6,804)
Segment Adjusted EBITDA	$752	$372	$123		$1,247
Unallocated corporate costs					(34)
Depreciation, depletion and amortization					(613)
Impairment and restructuring costs					(280)
Transaction and integration-related expenses associated with the Combination					(21)
Interest expense, net					(182)
Pension and other postretirement non-service income, net					7
Share-based compensation expense					(36)
Other expense, net					(18)
Other adjustments					(12)
Income before income taxes					$58
Other adjustments in the table above include losses at closed facilities of $12 million.

Three months ended June 30, 2024	North America	Europe, MEA and APAC	LATAM		Total

Net sales (unaffiliated customers)	$437	$2,207	$325	$—	$2,969
Add net sales (intersegment)	1	4	15	—	20
Net sales (aggregate)	$438	$2,211	$340		$2,989

Less segment expenses:
Segment cost of goods sold	$(328)	$(1,597)	$(228)	—
Segment selling, general and administrative expenses	(49)	(252)	(25)	—
	$(377)	$(1,849)	$(253)		$(2,479)
Segment Adjusted EBITDA	$61	$362	$87		$510
Unallocated corporate costs					(30)
Depreciation, depletion and amortization					(160)
Transaction and integration-related expenses associated with the Combination					(60)
Interest expense, net					(33)
Pension and other postretirement non-service expense, net					(29)
Share-based compensation expense					(16)
Other income, net					5
Income before income taxes					$187

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued

Six months ended June 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$9,230	$5,349	$1,017	$15,596
Add net sales (intersegment)	194	11	14	219
Net sales (aggregate)	$9,424	$5,360	$1,031	$15,815

Less segment expenses:
Segment cost of goods sold	$(6,914)	$(3,974)	$(704)
Segment selling, general and administrative expenses	(973)	(625)	(89)
	$(7,887)	$(4,599)	$(793)	$(13,279)
Segment Adjusted EBITDA	$1,537	$761	$238	$2,536
Unallocated corporate costs				(71)
Depreciation, depletion and amortization				(1,216)
Impairment and restructuring costs				(295)
Transaction and integration-related expenses associated with the Combination				(57)
Interest expense, net				(349)
Pension and other postretirement non-service income, net				16
Share-based compensation expense				(79)
Other expense, net				(23)
Other adjustments				(14)
Income before income taxes				$448
Other adjustments in the table above include losses at closed facilities of $14 million.

Six months ended June 30, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$849	$4,397	$653	$5,899
Add net sales (intersegment)	1	8	28	37
Net sales (aggregate)	$850	$4,405	$681	$5,936

Less segment expenses:
Segment cost of goods sold	$(632)	$(3,145)	$(484)
Segment selling, general and administrative expenses	(98)	(513)	(56)
	$(730)	$(3,658)	$(540)	$(4,928)
Segment Adjusted EBITDA	$120	$747	$141	$1,008
Unallocated corporate costs				(53)
Depreciation, depletion and amortization				(308)
Transaction and integration-related expenses associated with the Combination				(83)
Interest expense, net				(58)
Pension and other postretirement non-service expense, net				(39)
Share-based compensation expense				(31)
Other adjustments				18
Income before income taxes				$454
Other adjustments in the table above include a reimbursement of a fine from the Italian Competition Authority of $18 million.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Segment Information - continued

	Six months ended June 30,
	2025	2024
Capital expenditures:
North America	$580	$58
Europe, MEA and APAC	315	229
LATAM	90	87
Total reportable segments	$985	$374
Corporate	14	11
Total capital expenditures	$999	$385
Total assets by segment were:

	June 30,	December 31,
	2025	2024
Assets:
North America	$29,133	$29,078
Europe, MEA and APAC	12,448	10,723
LATAM	3,559	3,180
Total reportable segments	$45,140	$42,981
Corporate(1)	606	778
Total assets	$45,746	$43,759
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
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three and six months ended June 30, 2025 and 2024. Net sales are attributed to segments based on the location of production.

	Three months ended June 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,092	$374	$50	$1,516
Packaging	3,560	2,399	465	6,424
Total	$4,652	$2,773	$515	$7,940

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
4.  Revenue Recognition - continued

	Three months ended June 30, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$31	$356	$15	$402
Packaging	406	1,851	310	2,567
Total	$437	$2,207	$325	$2,969

	Six months ended June 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$2,218	$784	$96	$3,098
Packaging	7,012	4,565	921	12,498
Total	$9,230	$5,349	$1,017	$15,596

	Six months ended June 30, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$58	$690	$31	$779
Packaging	791	3,707	622	5,120
Total	$849	$4,397	$653	$5,899
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
customer for which we have received consideration and are reduced once control of the goods is transferred to the customer.
Contract assets and contract liabilities are reported within “Other current assets” and “Other current liabilities”, respectively, on the
Condensed Consolidated Balance Sheets.

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Balance at December 31, 2024	$197	$5
Decrease	(7)	—
Balance at June 30, 2025	$190	$5

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
5.  Impairment and Restructuring Costs
The components of impairment and restructuring costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Impairment charges	$184	$—	$184	$—
Restructuring costs	96	—	111	—
Impairment and restructuring costs	$280	$—	$295	$—
Impairment Charges
The components of impairment charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Impairment of property, plant and equipment	$167	$—	$167	$—
Impairment of other assets	17	—	17	—
Impairment charges	$184	$—	$184	$—
These impairment charges are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.
Of the total impairment charges, $176 million of these were triggered by the announcement on April 30, 2025, whereby the Company announced it would permanently close the Company’s coated recycled board mill in St. Paul, Minnesota, U.S., discontinue production at its containerboard mill in Forney, Texas, U.S. (the “Mill Closures”) and had initiated consultations with local works councils in
Germany with a view to permanently closing two converting facilities there (together with the Mill Closures, the “April 2025
Announced Closures”). These mills in the U.S. had ceased production by June 30, 2025.
Following our decision to permanently close the above facilities, the Company assessed the recoverability of the associated long-lived assets being property, plant and equipment  in accordance with ASC 360, “Property, Plant, and Equipment.”
The fair value of the property, plant and equipment assets was determined based on their estimated selling price in an orderly transaction between market participants at the measurement date.
As a result of this assessment, an impairment charge of $159 million was recognized for the property, plant and equipment of the facilities affected by the April 2025 announcement. An impairment charge of $17 million was recognized in relation to spare parts included in inventories in these facilities.
Restructuring Costs
The segmental split of the restructuring costs of $96 million for the three months ended June 30, 2025 shown in the table above is as follows:
•$43 million was recognized in the North America segment
•$50 million was recognized in the Europe, MEA and APAC segment
•$3 million was recognized in the LATAM segment.
The segmental split of the restructuring costs of $111 million for the six months ended June 30, 2025 shown in the table above is as follows:
•$54 million was recognized in the North America segment
•$54 million was recognized in the Europe, MEA and APAC segment
•$3 million was recognized in the LATAM segment.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
5.  Impairment and Restructuring Costs - continued
The table below sets forth restructuring costs by type incurred:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Severance charges	$62		$—		$71		$—
Other costs	34	—	—	—	40	—	—
Restructuring costs	$96		$—		$111		$—
Of the total restructuring costs, $54 million for the three and six months ended June 30, 2025 relates to the April 2025 Announced
Closures. The Company expects to recognize future additional charges of $45 million associated with the April 2025 Announced
Closures through 2026. These restructuring costs are recorded in “Other current liabilities” in the Condensed Consolidated Balance
Sheets. The majority of these charges will be paid  within 12 months of the reporting date.
The remaining restructuring costs relate to individual restructuring actions which are individually and cumulatively immaterial.
6.  Transaction and Integration-related Expenses Associated with the Combination
The following table summarizes the transaction and integration expenses associated with the Combination:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Transaction-related expenses associated with the Combination	$2	$(60)	$—	$(83)
Integration-related expenses associated with the Combination	(23)	—	(57)	—
Total transaction and integration-related expenses associated with the Combination	$(21)	$(60)	$(57)	$(83)
Transaction-related Expenses Associated with the Combination
Transaction-related expenses associated with the Combination comprise of banking and financing related expenses as well as legal and other professional services which are directly attributable to the Combination and retention payments that are contractually committed to and associated with the successful completion of the Combination.
Integration-related Expenses Associated with the Combination
We incur integration expenses post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems. We consider transaction and integration expenses to be corporate expenses regardless of the segment or segments involved in the transaction.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
7.  Accounts Receivable, net
Accounts receivable consists of the following:

	June 30,	December 31,
	2025	2024
Gross accounts receivable	$5,076	$4,339
Less: Allowances	(232)	(222)
Accounts receivable, net	$4,844	$4,117
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
8.  Inventories
Inventories are as follows:

	June 30,	December 31,
	2025	2024
Finished goods	$1,446	$1,374
Work-in-progress	222	206
Raw materials	1,362	1,288
Consumables and spare parts	744	682
Inventories	$3,774	$3,550
9.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	June 30,	December 31,
	2025	2024
Land and buildings	$5,805	$5,337
Plant and equipment	24,191	22,306
Construction-in-progress	1,503	1,517
Finance lease right-of-use assets	447	419
Property, plant and equipment at cost, excluding forestlands	31,946	29,579
Less: Accumulated depreciation and impairment	(9,134)	(7,155)
Property, plant and equipment, net, excluding forestlands	$22,812	$22,424
Forestlands, net of depletion	285	251
Property, plant and equipment, net	$23,097	$22,675
Depreciation and depletion expense for the three months ended June 30, 2025 and 2024 was $575 million and $149 million, respectively and for the six months ended June 30, 2025 and 2024, was $1,144 million and $285 million, respectively. This is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Non-cash additions to property, plant and equipment included within accounts payable were $289 million and $384 million at June 30,
2025 and at December 31, 2024, respectively.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
9.  Property, Plant and Equipment, net - continued
Of the $167 million impairment charges recognized for property, plant and equipment for the three and six months ended June 30,
2025, $156 million was recognized in the North America segment and $11 million was recognized in the Europe, MEA and APAC segment. Refer to “Note 5. Impairment and Restructuring Costs” for details of the impairment charges recognized.
10.  Interest
The components of interest expense, net are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$(208)	$(75)	$(403)	$(112)
Interest income	26	42	54	54
Interest expense, net	$(182)	$(33)	$(349)	$(58)
Total cash paid for interest, net of interest received was $283 million and $14 million for the six months ended June 30, 2025 and
2024, respectively. Of this, capitalized interest paid was $16 million and $2 million for the six months ended June 30, 2025 and 2024, respectively.
11.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	June 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,775	$11,783	$11,370	$11,289
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

	Level 1		Level 2
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	11	10
Derivatives in cash flow hedging relationships	—	—	—	3
Derivatives not designated as hedging instruments	—	—	47	11
Assets measured at fair value	$2	$2	$58	$24

Liabilities
Derivatives in cash flow hedging relationships	$—	$—	$19	$1
Derivatives not designated as hedging instruments	—	—	2	13
Liabilities measured at fair value	$—	$—	$21	$14
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
We have financial instruments related to supplemental retirement savings plans (“Supplemental Plans”) that are recognized at fair value. These Supplemental Plans are nonqualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $203 million and $171 million, respectively, as of June 30, 2025 (December 31, 2024:
$185 million and $168 million, respectively).

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
11.  Fair Value Measurement - continued
Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a non-recurring basis. This includes assets acquired and liabilities assumed as a result of business combinations or non-
monetary exchanges, situations where events or changes in circumstances indicate the carrying value may not be recoverable
(including restructuring efforts), or when they are deemed to be other than temporarily impaired. These assets include property, plant and equipment, goodwill and other intangible assets, assets and disposal groups held for sale and other non-current assets. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, observable price for similar assets, market comparables, and discounted cash flow projections. These non-recurring fair value measurements are considered to be Level 3 in the fair value hierarchy.
For more details on the measurement of assets acquired and liabilities assumed as part of business combinations affecting the period balances, refer to “Note 2. Acquisitions”.
Accounts Receivable Monetization Agreements
The following table presents a summary of the accounts receivable monetization agreements for the six months ended June 30, 2025:

Receivable from financial institutions at December 31, 2024	$—
Receivables sold to the financial institutions and derecognized	(1,323)
Receivables collected by financial institutions	1,335
Cash payments to financial institutions	(12)
Receivable from financial institutions at June 30, 2025	$—
Receivables sold under these accounts receivable monetization agreements as of the balance sheet date were approximately
$713 million.
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was $10 million and $20 million for the three and six months ended June 30, 2025, respectively. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other (expense) income, net” in the Condensed Consolidated
Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
12.  Debt
The following were individual components of debt:

	June 30,	December 31,
	2025	2024
$292 million senior debentures due 2025	$292	$292
$500 million senior notes due 2027	483	479
$700 million receivables securitization due 2027	550	435
€750 million senior notes due 2027	882	781
$500 million senior notes due 2028	484	481
$600 million senior notes due 2028	583	580
€100 million receivables securitization variable funding notes due 2029	118	—
€230 million receivables securitization variable funding notes due 2029	176	5
€500 million senior green notes due 2029	587	520
$750 million senior notes due 2029	749	749
$400 million senior notes due 2030	449	454
$750 million senior green notes due 2030	749	749
$300 million senior notes due 2031	337	339
$76 million senior notes due 2032	81	82
$500 million senior notes due 2032	474	473
€600 million senior green notes due 2032	705	624
€500 million senior green notes due 2033	587	519
$600 million senior notes due 2033	518	514
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
€600 million senior green notes due 2036	705	624
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	174	175
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	529	546
Vendor financing and commercial card programs	111	116
Term loan facilities	600	600
Bank loans	94	120
Finance lease obligations	549	539
Bank overdrafts	6	9
Total debt, excluding debt issuance costs	14,425	13,658
Debt issuance costs	(62)	(63)
Total debt	14,363	13,595
Less: Current portion of debt	(1,034)	(1,053)
Non-current debt due after one year	$13,329	$12,542
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
The revolving credit facility had an original term of five years, with two one-year extension options. In June 2025, the Group exercised the first extension option, extending the maturity date to June 28, 2030.
At June 30, 2025, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
12.  Debt - continued
Senior Notes Issued and Redeemed
There were no new issuances or redemptions during the period in relation to the senior notes.
On April 3, 2025, the Company and certain of its direct and indirect wholly owned subsidiaries (the “Obligor Group”) filed with the
SEC a registration statement on Form S-4, with respect to concurrent offers to exchange up to $2,750 million principal amount of unregistered senior unsecured notes previously issued by Smurfit Kappa Treasury Unlimited Company on April 3, 2024 and
guaranteed by other members of the Obligor Group (see “Note 2. Acquisitions” of the 2024 Consolidated Financial Statements) and
up to $850 million principal amount of unregistered senior unsecured notes previously issued by Smurfit Westrock Financing
Designated Activity Company on November 26, 2024 and guaranteed by the other members of the Obligor Group (collectively, the
“Original Notes”), in each case for registered notes of equal principal amount issued by the same obligors with the same interest and maturity dates and coupons and guaranteed by the same members of the Obligor Group (the “New Notes”). The Form S-4 became effective on April 23, 2025 and the exchange offers commenced on that same date. The terms of the New Notes are identical in all material respects to the Original Notes except that the New Notes do not have any transfer restrictions, registration rights or additional interest provisions. The exchange offers expired at 5:00 p.m. New York City time, on May 21, 2025 (the “Expiration Date”) and resulted in approximately $3,588 million aggregate principal amount of the Original Notes (99.66% of the original principal amount)
being validly tendered and not validly withdrawn, for exchange for the New Notes. The Obligor Group accepted all of the Original
Notes which were validly tendered and not validly withdrawn as of the Expiration Date and has issued a like principal amount of New
Notes in exchange for such Original Notes. No new proceeds were received by the Obligor Group in connection with the exchange offer.
Receivables Securitization Facilities
We have three trade receivables securitization programs. The first program has a facility size of €100 million and is scheduled to mature in December 2029. The second program has a facility size of €230 million and is scheduled to mature in December 2029.  The third program has a facility size of $700 million and is scheduled to mature in June 2027. We have continuing involvement with the underlying receivables as we provide credit and collection services pursuant to the underlying agreements. For the terms attached to these programs, refer to the narrative included in “Note 14. Debt” of the 2024 Consolidated Financial Statements.
As of June 30, 2025, the gross amount of receivables collateralizing the €100 million 2029 trade receivables securitization program was €333 million (December 31, 2024: €318 million). As of June 30, 2025, the facility was fully utilized (December 31, 2024:
$104 million maximum available borrowings, excluding amounts utilized under this facility).
As of June 30, 2025, the gross amount of receivables collateralizing the €230 million 2029 trade receivables securitization program was €428 million (December 31, 2024: €421 million). As of June 30, 2025, maximum available borrowings, excluding amounts utilized, were $94 million (December 31, 2024: $234 million).
As of June 30, 2025, the gross amount of receivables collateralizing the maximum available borrowings of the $700 million 2027 program was  $1,117 million (December 31, 2024: $1,077 million). As of June 30, 2025, maximum available borrowings were $700 million (December 31, 2024: $676 million). As of June 30, 2025, amounts available for borrowing under this facility (excluding amounts utilized), were $150 million (December 31, 2024: $241 million).
13.  Income Taxes
The effective tax rate for the three and six months ended June 30, 2025 was 144.8% and 20.5%, respectively. For the three months ended June 30, 2025, the effective tax rate was primarily impacted by (i) tax expense associated with an increase in unrecognized tax benefits of $13 million, (ii) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (iii) certain non-deductible expenses and other non-recurring items.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
13.  Income Taxes - continued
For the six months ended June 30, 2025, the effective tax rate was primarily impacted by (i) the tax benefit associated with the resolution of $72 million of unrecognized tax benefits (due to the lapse of the statute of limitations), along with the release of $24 million of accrued interest and penalties associated with the unrecognized tax benefits, (ii) tax expense associated with an increase in unrecognized tax benefits of $13 million, (iii) losses during the period that have not been recognized due to uncertainty regarding their future realization, (iv) the geographical mix of where earnings are generated, and (v) certain non-deductible expenses and other non-
recurring items.
The effective tax rate for the three and six months ended June 30, 2024 was 29.4% and 28.9%, respectively. The effective tax rates were impacted by (i) the geographical mix of income in jurisdictions subject to tax at different tax rates, (ii) the tax effects of transaction expenses associated with the Combination, which were generally not deductible for tax, partially offset by (iii) non-
recurring income not subject to tax, (iv) a reduction in tax on unremitted foreign earnings, and (v) other non-recurring items.
During the six months ended June 30, 2025 and June 30, 2024, cash paid for income taxes, net of refunds, was $210 million and $79 million, respectively.
On July 4, 2025, U.S. tax legislation was enacted that included a broad range of tax reform provisions affecting businesses, including extending and modifying certain existing international and domestic provisions. The Company is currently evaluating the impact of the new legislation but does not expect it will have a material impact on its results of operations.
14.  Retirement Plans
The net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations is composed of the following:

	Defined Benefit Pension Plans				Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three months ended June 30,				Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$5	$—	$9	$7	$10	$—	$18	$13
Interest cost	52	—	36	22	104	1	70	44
Expected return on assets	(68)	—	(37)	(22)	(136)	(1)	(72)	(44)
Amortization of:
Net actuarial loss	—	—	8	10	—	—	16	20
Prior service credit	—	—	—	—	—	—	(1)	—
Settlement loss	—	—	—	19	—	—	—	19
Net periodic benefit (income) cost	$(11)	$—	$16	$36	$(22)	$—	$31	$52

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$—	$—	$1	$1
Interest cost	2	—	3	—
Net periodic benefit cost	$2	$—	$4	$1
Service cost is included within “Cost of goods sold” and “Selling, general and administrative expenses” while all other components are recorded within “Pension and other postretirement non-service income (expense), net”.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
14.  Retirement Plans - continued
Pension Plan Contributions and Benefit Payments
Established funding standards govern the funding requirements for our qualified and approved pension plans in various jurisdictions.
We fund the benefit payments of our non-qualified or unfunded plans as benefit payments come due.
The Company’s contributions to the plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Defined Benefit Pension Plans Contributions	$41	$31	$67	$55
Other Postretirement Benefit Plans Contributions	2	1	5	2
Multiemployer Plans
As a result of the acquisition of WestRock, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and WestRock has participated in other MEPPs in the past. The multiemployer plan expense was immaterial for the three and six months ended June 30,
2025. In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities.
At June 30, 2025, we had recorded withdrawal liabilities of $128 million (December 31, 2024: $131 million).
15.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common shareholders	$(28)	$132	$356	$323

Denominator:
Basic weighted average shares outstanding	522	259	521	259
Effect of dilutive share options	—	1	4	1
Diluted weighted average shares outstanding	522	260	525	260

Basic (loss) earnings per share attributable to common shareholders	$(0.05)	$0.51	$0.68	$1.25

Diluted (loss) earnings per share attributable to common shareholders	$(0.05)	$0.51	$0.68	$1.24
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions)
15.  Earnings Per Share - continued
The following weighted average share-based compensation awards were not included in computing diluted earnings per share because the effect would have been antidilutive:

	Shares
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Performance stock units	1	—	—	—
Restricted stock units	6	—	—	—
Total antidilutive shares	7	—	—	—
16.  Commitments and Contingencies
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
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$770 million ($142 million) as of June 30, 2025, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies that have been acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of June 30, 2025, there were approximately 720 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of June 30, 2025, the Company had estimated liabilities in respect of these matters of $81 million and estimated insurance recoveries of $50 million.

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
Separate to these proceedings regarding the fine, in May 2023, Smurfit Kappa Italia filed an application with the Council of State for revocation of the February 2023 ruling to the extent that it failed to consider certain pleas that had been raised by Smurfit Kappa Italia on appeal. That application was rejected in July 2025.
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
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024, Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee has since been formed by ICSID to decide on this application.
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
The carrying values of the restricted asset and limited recourse liability as of June 30, 2025 ($892 million and $294 million, respectively) and as of December 31, 2024 ($765 million and $5 million, respectively) approximate their fair values due to the short-
term nature of the securitized assets and the floating rates of the liabilities.
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
The carrying values of the restricted asset and non-recourse liability as of June 30, 2025 ($389 million and $334 million, respectively)
and as of December 31, 2024 ($387 million and $333 million, respectively) approximate their fair values due to their floating rates.
The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
Green Power Solutions
Green Power Solutions of Georgia, LLC (“GPS”) is a joint venture providing steam to the Company and electricity to a third party client. The Company owns a 48% interest in GPS and the majority of the debt issued through the entity SP Fiber Holdings Inc. (“SP
Fiber”), a 100% owned subsidiary. Based on the commercial and financial relationships in force between SP Fiber and GPS, it has been determined that the SP Fiber has a controlling financial interest in and is the primary beneficiary of GPS. The vehicle held unrestricted cash of $3 million and $2 million as of June 30, 2025 and December 31, 2024, respectively.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
17.  Variable Interest Entities - continued
The carrying amounts of the assets and liabilities of VIEs reported within the Condensed Consolidated Balance Sheets are set out in
the following table:

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5	$2
Accounts receivable	893	767
Other current assets	5	—
Non-current assets:
Property, plant and equipment, net	63	60
Other non-current assets	389	389
Total assets	$1,355	$1,218

Liabilities
Current liabilities:
Accounts payable	$1	$6
Current portion of debt	1	2
Other current liabilities	8	2
Non-current liabilities:
Non-current debt due after one year	296	8
Other non-current liabilities	334	335
Total liabilities	$640	$353
18.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended June 30,
2025 and 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(1)	Total(2)
Balance at March 31, 2024	$905	$19	$777	$(751)	$950
Other comprehensive loss (income)	151	(6)	(24)	—	121
Balance at June 30, 2024	$1,056	$13	$753	$(751)	$1,071

Balance at March 31, 2025	$1,306	$13	$511	$(751)	$1,079
Other comprehensive (income) loss	(712)	5	56	—	(651)
Balance at June 30, 2025	$594	$18	$567	$(751)	$428
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
18.  Accumulated Other Comprehensive Loss - continued
The tables below summarize the changes in accumulated other comprehensive loss by component for the six months ended June 30,
2025 and 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Other Reserves(1)	Total(2)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	267	(3)	(40)	—	224
Balance at June 30, 2024	$1,056	$13	$753	$(751)	$1,071

Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(1,090)	2	70	—	(1,018)
Balance at June 30, 2025	$594	$18	$567	$(751)	$428
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the three months ended
June 30, 2025, and 2024, is as follows:

	Three months ended June 30,
	2025			2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$712	$—	$712	$(151)	$—	$(151)
Defined benefit pension and other post-retirement benefit plans:
Net actuarial loss arising during period	(14)	4	(10)	—	—	—
Amortization and settlement recognition of net actuarial loss	8	(4)	4	29	(8)	21
Prior service cost arising during period	(5)	1	(4)	—	—	—
Foreign currency (loss) gain - pensions	(46)	—	(46)	3	—	3
Derivatives:
Changes in fair value of cash flow hedges	(5)	—	(5)	6	—	6
Consolidated other comprehensive income (loss)	650	1	651	(113)	(8)	(121)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common shareholders	$650	$1	$651	$(113)	$(8)	$(121)

Smurfit Westrock plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
18.  Accumulated Other Comprehensive Loss - continued
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the six months ended
June 30, 2025, and 2024, is as follows:

	Six months ended June 30,
	2025			2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$1,090	$—	$1,090	$(267)	$—	$(267)
Defined benefit pension and other post-retirement benefit plans:
Net actuarial loss arising during period	(14)	4	(10)	(1)	—	(1)
Amortization and settlement recognition of net actuarial loss	16	(3)	13	39	(11)	28
Prior service cost arising during period	(5)	1	(4)	—	—	—
Amortization of prior service credit	(1)	—	(1)	—	—	—
Foreign currency (loss) gain - pensions	(68)	—	(68)	13	—	13
Derivatives:
Changes in fair value of cash flow hedges	(2)	—	(2)	3	—	3
Consolidated other comprehensive income (loss)	1,016	2	1,018	(213)	(11)	(224)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common shareholders	$1,016	$2	$1,018	$(213)	$(11)	$(224)
19.  Subsequent Events
Legal Proceedings
On July 29, 2025, Smurfit Westrock plc, Smurfit Kappa North America LLC, WestRock CP, LLC and seven other industry participants were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of Illinois
alleging violations of U.S. antitrust laws. The lawsuit alleges violations of Sections 1 and 3 of the Sherman Act, asserting that the defendants conspired to fix, raise and maintain supracompetitive prices for containerboard sheets, linerboard sheets, and finished packaging products made from containerboard and/or linerboard in the United States. The complaint seeks damages, including treble damages under the Clayton Act, pre- and post-judgment interest, injunctive relief and litigation expenses and attorneys’ fees. The
Company believes that it has substantial defenses and intends to vigorously defend against the lawsuit. While the Company is currently unable to determine the ultimate outcome of this matter or estimate the range of potential loss due to the early stage of this proceeding, it is possible that an adverse outcome could have a material impact on its financial condition, results of operations, or cash flows.
Dividend Approval
On July 30, 2025, the Company announced that its Board approved a quarterly dividend of $0.4308 per share on its ordinary shares.
The quarterly dividend of $0.4308 per ordinary share is payable September 18, 2025 to shareholders of record at the close of business on August 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s Unaudited Condensed Consolidated Financial Statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and their related notes for the year ended December 31, 2024, as well as the information under the heading “Management’s Discussion and Analysis of the
Financial Condition and Results of Operations” that were disclosed in the Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2025 (the “2024 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item
1A. in the 2024 Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. Please also refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.
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
OVERVIEW
Smurfit Westrock is one of the world's largest integrated manufacturers of paper-based packaging products in terms of volumes and sales, with operations in North America, South America, Europe, Asia, Africa, and Australia. Smurfit Westrock partners with its customers to provide differentiated, sustainable paper and packaging solutions that enhance its customers’ prospects of success in their markets. For additional information, see “Part I, Item 1. Business” included in the Company’s Annual Report on Form 10-K.

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

Recent Developments
Capacity Reduction and Facility Closures
On April 30, 2025, we filed an 8-K that announced our plan to permanently close our coated recycled paperboard (“CRB”) mill in St.
Paul, Minnesota, U.S. and discontinue production at our containerboard mill in Forney, Texas, U.S. We stopped production at these two mills in June 2025 and May 2025, respectively. The mill closures reduced our capacity by over 500,000 tons. The Company has also initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there.
The mill closures and two converting facility closures are not expected to have a significant impact on our net sales as we aim to match our supply with customer demand. See “Note 5. Impairment and Restructuring Costs” of the Condensed Consolidated Financial
Statements for additional information. Excluding associated impairment and restructuring costs, the elimination of corresponding fixed costs is anticipated to increase overall profitability.
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $4,971 million, to $7,940 million in the three months ended June 30, 2025, from $2,969 million in the three months ended June 30, 2024. Net sales increased by $9,697 million, to $15,596 million in the six months ended
June 30, 2025, from $5,899 million in the six months ended June 30, 2024. As described in “Results of Operations” below, the increase in both periods was primarily due to the acquisition of WestRock which contributed $4,839 million in the three months ended
June 30, 2025 and $9,575 million in the six months ended June 30, 2025.
Net (loss) income attributable to common shareholders decreased by $160 million, due to a loss of $28 million in the three months ended June 30, 2025, from income of $132 million in the three months ended June 30, 2024. Net (loss) income attributable to common shareholders increased by $33 million, to income of $356 million in the six months ended June 30, 2025, from income of $323 million in the six months ended June 30, 2024. The decrease in the three months ended June 30, 2025 was primarily due to impairment and restructuring costs, and the increase in the six months ended June 30, 2025, was primarily due to the acquisition of Westrock, with the positive impact of the Combination partially offset by higher interest expense and higher impairment and restructuring costs. See
“Note 5. Impairment and Restructuring Costs” of the Condensed Consolidated Financial Statements for additional information.
Net cash provided by operating activities increased by $682 million, to $1,064 million in the six months ended June 30, 2025, from
$382 million in the six months ended June 30, 2024, primarily due to a $988 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost.
The increase in net income adjusted for non-cash items was partially offset by the $306 million increase in the cash outflows from changes in operating assets and liabilities primarily driven by increased accounts receivables including higher selling prices. During the six months ended June 30, 2025, Smurfit Westrock invested $999 million in capital expenditures. The Company’s net cash inflow from changes in debt was $318 million, and it paid $450 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources” below for additional information.
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
It also directionally correlates with levels of industrial production and is impacted by the trends affecting the choice of medium (paper, plastic, glass, metal, or wood) used in the packaging of these products. As a result, demand is driven by the need for: (i) packaging products for consumer and industrial goods, (ii) higher value-added corrugated products used for point-of-sale displays and consumer and shelf-ready packaging, and (iii) packaging of pharmaceutical products and the growth of related industries. Normal patterns of demand growth can be disrupted by other macroeconomic trends, including inflation, pandemics (such as the COVID-19 pandemic and related lockdowns), and global economic and geopolitical developments (including tariffs or other trade restrictions), among others. For instance, current U.S. tariff policies have introduced uncertainty and may negatively impact demand from the Company’s customers and overall volumes.
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
Foreign Currency Effects
Smurfit Westrock operates in multiple countries across North America, South America, Europe, Asia, Africa, and Australia. As a
result, currency fluctuations can have both direct and indirect impacts on its financial statements, which are presented in U.S. dollars.

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$7,940	$2,969	$15,596	$5,899
Cost of goods sold	(6,425)	(2,276)	(12,504)	(4,496)
Gross profit	1,515	693	3,092	1,403
Selling, general and administrative expenses	(963)	(389)	(1,936)	(769)
Impairment and restructuring costs	(280)	—	(295)	—
Transaction and integration-related expenses associated with the Combination	(21)	(60)	(57)	(83)
Operating profit	251	244	804	551
Pension and other postretirement non-service income (expense), net	7	(29)	16	(39)
Interest expense, net	(182)	(33)	(349)	(58)
Other (expense) income, net	(18)	5	(23)	—
Income before income taxes	58	187	448	454
Income tax expense	(84)	(55)	(92)	(131)
Net (loss) income	(26)	132	356	323
Net income attributable to noncontrolling interests	(2)	—	—	—
Net (loss) income attributable to common shareholders	$(28)	$132	$356	$323
Results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
Net Sales
Net sales increased by $4,971 million, to $7,940 million in the three months ended June 30, 2025, from $2,969 million in the three months ended June 30, 2024. This increase was primarily due to the impact of $4,839 million related to the acquisition of WestRock.
Excluding the impact of this acquisition, net sales increased by $132 million primarily resulting from a $122 million net positive foreign currency impact and a positive impact of $25 million due to a higher selling price mix, partly offset by a negative volume impact of $15 million.
Net sales increased by $9,697 million, to $15,596 million in the six months ended June 30, 2025, from $5,899 million in the six months ended June 30, 2024. This increase was primarily due to the impact of $9,575 million related to the acquisition of WestRock.
Excluding the impact of this acquisition, net sales increased by $122 million primarily resulting from a $234 million positive impact due to a higher selling price mix, partly offset by a negative volume impact of $58 million and a $53 million net negative foreign currency impact.
See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $4,149 million, to $6,425 million in the three months ended June 30, 2025, from $2,276 million in the three months ended June 30, 2024. The increase in cost of goods sold was primarily due to the impact of the acquisition of WestRock of $4,081 million. Excluding the impact of this acquisition, cost of goods sold increased by $68 million primarily due to net negative foreign currency movements and higher input prices.

Cost of goods sold increased by $8,008 million, to $12,504 million in the six months ended June 30, 2025, from $4,496 million in the six months ended June 30, 2024. The increase in cost of goods sold was primarily due to the impact of the acquisition of WestRock of
$8,011 million.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $574 million, to $963 million in the three months ended June 30, 2025, from $389 million in the three months ended June 30, 2024. The increase in SG&A expenses was primarily due to additional SG&A expenses of $541 million related to the acquisition of WestRock.
SG&A expenses increased by $1,167 million, to $1,936 million in the six months ended June 30, 2025, from $769 million in the six months ended June 30, 2024. The increase in SG&A expenses was primarily due to additional SG&A expenses of $1,096 million related to the acquisition of WestRock.
Impairment and Restructuring Costs
Impairment and restructuring costs increased by $280 million, to $280 million in the three months ended June 30, 2025, from $—
million in the three months ended June 30, 2024. The increase in impairment and restructuring costs was primarily due to our announced plan to permanently close our CRB mill in St. Paul, Minnesota, U.S., discontinue production at our containerboard mill in
Forney, Texas, U.S. and costs associated with two converting facilities in Germany that are in the process of closing.
Impairment and restructuring costs increased by $295 million, to $295 million in the six months ended June 30, 2025, from $—
million in the six months ended June 30, 2024. Similarly, the increase in impairment and restructuring costs was primarily due to our announced plan to permanently close our CRB mill in St. Paul, Minnesota, U.S., discontinue production at our containerboard mill in
Forney, Texas, U.S. and costs associated with two converting facilities in Germany that are in the process of closing.
See “Note 5. Impairment and Restructuring Costs” of the Condensed Consolidated Financial Statements for additional information.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $21 million and $60 million in the three months ended June 30, 2025 and 2024, respectively. In the three months ended June 30, 2025, transaction and integration-
related expenses consisted primarily of $23 million of integration-related expenses associated with the Combination. In the three months ended June 30, 2024, transaction and integration-related expenses consisted solely of $60 million of transaction-related expenses associated with the Combination.
The Company incurred transaction and integration-related expenses associated with the Combination of $57 million and $83 million in the six months ended June 30, 2025 and 2024, respectively. In the six months ended June 30, 2025, transaction and integration-related expenses consisted solely of integration-related expenses associated with the Combination of $57 million. In the six months ended
June 30, 2024, transaction and integration-related expenses consisted solely of transaction-related expenses associated with the
Combination of $83 million.
Transaction-related costs associated with the Combination were comprised of banking and financing related costs as well as legal and other professional services which were directly attributable to the Combination and retention payments that were contractually committed to and associated with the successful completion of the Combination. We incur integration expenses post-acquisition that reflect work performed to facilitate merger and acquisition integration and primarily consist of professional services and personnel and related expenses, such as work associated with information systems.
See “Note 6. Transaction and Integration-related Expenses Associated with the Combination” of the Condensed Consolidated
Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income (Expense), Net
Pension and other postretirement non-service income (expense), net decreased by $36 million, to income of $7 million in the three months ended June 30, 2025, from expense of $29 million in the three months ended June 30, 2024. This decrease was primarily due to an $83 million increase in the expected return on assets primarily due to acquired pension assets in connection with the
Combination and a decrease in net settlement loss of $19 million, partially offset by an increase in interest costs of $68 million primarily due to acquired pension liabilities in connection with the Combination.
Pension and other postretirement non-service income (expense), net decreased by $55 million, to income of $16 million in the six months ended June 30, 2025, from expense of $39 million in the six months ended June 30, 2024. This decrease was primarily due to a $163 million increase in the expected return on assets primarily due to acquired pension assets in connection with the Combination and a decrease in net settlement loss of $19 million, partially offset by an increase in interest costs of $132 million primarily due to acquired pension liabilities in connection with the Combination.
Interest Expense, Net
Interest expense, net increased by $149 million to $182 million in the three months ended June 30, 2025, from $33 million in the three months ended June 30, 2024. The increase was primarily the result of interest on debt assumed and debt issued in connection with the
Combination.
Interest expense, net increased by $291 million to $349 million in the six months ended June 30, 2025, from $58 million in the six months ended June 30, 2024. The increase was primarily the result of interest on debt assumed and debt issued in connection with the
Combination.
See “Note 2. Acquisitions” and “Note 14. Debt” of the 2024 Consolidated Financial Statements for additional information on the debt assumed and debt issued in connection with the Combination.
Other (Expense) Income, Net
Other (expense) income, net increased by $23 million to expense of $18 million in the three months ended June 30, 2025, from income of $5 million in the three months ended June 30, 2024 primarily due to an $11 million net negative impact from foreign currency translation of monetary assets and liabilities and a $10 million expense recorded in the three months ended June 30, 2025 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Other (expense) income, net increased by $23 million to expense of $23 million in the six months ended June 30, 2025, from $—
million in the six months ended June 30, 2024 primarily due to a $20 million expense recorded in the six months ended June 30, 2025 in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination and a $5 million net negative impact from foreign currency translation of monetary assets and liabilities.
Income Tax Expense
Income tax expense was $84 million in the three months ended June 30, 2025, compared to an income tax expense of $55 million in the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025, was 144.8%, while the effective tax rate for the three months ended June 30, 2024, was 29.4%.
Income tax expense was $92 million in the six months ended June 30, 2025, compared to an income tax expense of $131 million in the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025, was 20.5%, while the effective tax rate for the six months ended June 30, 2024, was 28.9%.
See “Note 13. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

On July 4, 2025, U.S. tax legislation was enacted that included a broad range of tax reform provisions affecting businesses, including extending and modifying certain existing international and domestic provisions. The Company is currently evaluating the impact of the new legislation but does not expect it will have a material impact on its results of operations.

SEGMENT INFORMATION
Smurfit Westrock has identified three operating segments based on how the CODM makes key operating decisions, allocates resources and assesses the performance of the Company’s business. These operating segments are as follows: (i) North America, which includes operations in the U.S., Canada and Mexico, (ii) Europe, MEA and APAC and (iii) LATAM, which includes operations in Central
America and the Caribbean, Argentina, Brazil, Chile, Colombia, Ecuador and Peru. No operating segments have been aggregated for disclosure purposes.
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other (expense) income, net, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, impairment and restructuring costs and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales (aggregate):(1)
North America	$4,755	$438	$9,424	$850
Europe, MEA and APAC	2,778	2,211	5,360	4,405
LATAM	518	340	1,031	681

Segment Adjusted EBITDA:
North America	$752	$61	$1,537	$120
Europe, MEA and APAC	372	362	761	747
LATAM	123	87	238	141
(1) Net sales before intersegment eliminations

The three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $4,317 million, to $4,755 million in the three months ended June 30, 2025, from $438 million in the three months ended June 30, 2024. This increase was primarily due to the positive impact of $4,354 million from the acquisition of WestRock.
Net sales before intersegment eliminations for the North America segment increased by $8,574 million, to $9,424 million in the six months ended June 30, 2025, from $850 million in the six months ended June 30, 2024. This increase was primarily due to the positive impact of $8,630 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the North America segment increased by $691 million, to $752 million in the three months ended June 30,
2025, from $61 million in the three months ended June 30, 2024. This increase was primarily due to the positive impact of $690 million from the acquisition of WestRock.
Adjusted EBITDA for the North America segment increased by $1,417 million, to $1,537 million in the six months ended June 30,
2025, from $120 million in the six months ended June 30, 2024. This increase was primarily due to the positive impact of $1,408 million from the acquisition of WestRock.
Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $567 million, to $2,778 million in the three months ended June 30, 2025, from $2,211 million in the three months ended June 30, 2024. This increase was primarily due to the impact of $407 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations increased by $160 million primarily due to a net positive foreign currency impact of $120 million due to the strengthening of the euro against the U.S. dollar and a $16 million impact of higher selling price mix.
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $955 million, to $5,360 million in the six months ended June 30, 2025, from $4,405 million in the six months ended June 30, 2024. This increase was primarily due to the impact of $785 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations increased by $170 million primarily due to a higher selling price mix of $154 million along with a net positive foreign currency impact of $39 million, mainly due to the strengthening of the euro against the U.S. dollar, partly offset by a negative volume impact of $33 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $10 million, to $372 million in the three months ended
June 30, 2025, from $362 million in the three months ended June 30, 2024. There was a $44 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $34 million mainly due to higher input prices of $58 million, partly offset by a higher selling price mix impact of $16 million.
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $14 million, to $761 million in the six months ended
June 30, 2025, from $747 million in the six months ended June 30, 2024. There was an $81 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $67 million mainly due to higher input prices of $224 million, partly offset by a higher selling price mix impact of $154 million.

LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $178 million, to $518 million in the three months ended June 30, 2025, from $340 million in the three months ended June 30, 2024. This increase was primarily due to the positive impact of $186 million from the acquisition of WestRock.
Net sales before intersegment eliminations for the LATAM segment increased by $350 million, to $1,031 million in the six months ended June 30, 2025, from $681 million in the six months ended June 30, 2024. This increase was primarily due to the positive impact of $363 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $36 million, to $123 million in the three months ended June 30, 2025, from
$87 million in the three months ended June 30, 2024. This increase was primarily due to the positive impact of $61 million from the acquisition of WestRock.
Adjusted EBITDA for the LATAM segment increased by $97 million, to $238 million in the six months ended June 30, 2025, from
$141 million in the six months ended June 30, 2024. This increase was primarily due to the positive impact of $115 million from the acquisition of WestRock.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program, and committed credit lines. The uncommitted commercial paper program is supported by the $4,500 million revolving loan facility with a separate swingline sub-facility which allows for same-day drawing in U.S. dollar. The revolving credit facility had an original term of five years, with two one year extension options. In June 2025, the Group exercised the first extension option, extending the maturity date to June 28, 2030. The amount of commercial paper outstanding does not reduce available capacity under the revolving loan facility. The primary uses of this liquidity are to fund Smurfit Westrock’s day-to-day operations, capital expenditures, debt service, dividends and other investment activity, including acquisitions.
As of June 30, 2025, Smurfit Westrock held cash and cash equivalents of $778 million, of which $334 million were held in euro, $186 million were held in U.S. dollars and $258 million were held in other currencies. At June 30, 2025, the Company had $4,744 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.9 years as of June 30, 2025. Combined with cash and cash equivalents of $778 million, the Company had $5,522 million of available liquidity.
As of June 30, 2025, Smurfit Westrock had $14,425 million of debt, excluding debt issuance costs. As of June 30, 2025, the carrying amount of current debt was $1,034 million. In the six months ended June 30, 2025, total debt increased $768 million, $318 million of which was due to a net increase in borrowings and the remainder was primarily due to translation adjustments. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At June 30, 2025, the unamortized fair value market adjustment was $42 million. Included within the carrying value of Smurfit Westrock’s borrowings as of
June 30, 2025 are deferred debt issuance costs of $62 million, of which $8 million is current, all of which will be recognized in interest expense in Smurfit Westrock’s Condensed Consolidated Statements of Operations using the effective interest rate method over the remaining life of the borrowings. See “Note 12. Debt” of the Condensed Consolidated Financial Statements for a discussion of the
Company’s additional debt-related information.
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
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs constitute approximately 5%
of the Company’s accounts receivable balance at June 30, 2025. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 11. Fair
Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the Company’s monetization facilities.

Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Condensed Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 11-14% of the
Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were $375 million as of June 30, 2025.
Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 12.
Debt” and “Note 17. Variable Interest Entities” of the Condensed Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.

Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Condensed Consolidated Statements of Cash
Flows for the periods presented ($ in millions):

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$1,064	$382
Net cash used for investing activities	$(996)	$(410)
Net cash (used for) provided by financing activities	$(204)	$2,382
Net cash provided by operating activities increased by $682 million to $1,064 million in the six months ended June 30, 2025 from
$382 million in the six months ended June 30, 2024, primarily due to a $988 million increase in net income adjusted for non-cash items, including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost.
The increase in net income adjusted for non-cash items was partially offset by the $306 million increase in the cash outflows from changes in operating assets and liabilities primarily driven by increased accounts receivables including higher selling prices. The increase in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of
$12 million in connection with the Company’s accounts receivable monetization agreements.  See “Note 11. Fair Value Measurement”
of the Condensed Consolidated Financial Statements for additional information.
Net cash used for investing activities of $996 million in the six months ended June 30, 2025 consisted primarily of capital expenditures of $999 million. Net cash used for investing activities of $410 million in the six months ended June 30, 2024 consisted primarily of capital expenditures of $385 million.
Net cash used for financing activities of $204 million in the six months ended June 30, 2025 consisted primarily of cash outflows from cash dividends paid to shareholders of $450 million, tax paid in connection with shares withheld from employees of $67 million and debt issuance costs of $6 million, partially offset by a net increase in debt of $318 million. Net cash provided by financing activities of
$2,382 million in the six months ended June 30, 2024 consisted of cash inflows from a net increase in debt of $2,774 million, partially offset by cash outflows from dividends paid to shareholders of $335 million, debt issuance costs of $29 million and purchases of treasury stock of $27 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of June 30, 2025, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2024.
Off-Balance Sheet Arrangements
As of June 30, 2025, Smurfit Westrock did not have any off-balance sheet arrangements.

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
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net (loss) income before income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other (expense) income, net, amortization of fair value step up on inventory, transaction and integration-related expenses associated with the Combination, impairment and restructuring costs and other specific items that management believes are not indicative of the ongoing operating results of the business.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net (loss) income”.
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net (loss) income, the most directly comparable GAAP measure, for the periods presented ($ in millions).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(26)	$132	$356	$323
Income tax expense	84	55	92	131
Depreciation, depletion and amortization	613	160	1,216	308
Impairment and restructuring costs	280	—	295	—
Transaction and integration-related expenses associated with the Combination	21	60	57	83
Interest expense, net	182	33	349	58
Pension and other postretirement non-service (income) expense, net	(7)	29	(16)	39
Share-based compensation expense	36	16	79	31
Other expense (income), net	18	(5)	23	—
Other adjustments	12	—	14	(18)
Adjusted EBITDA	$1,213	$480	$2,465	$955
Other adjustments in the table above include losses at closed facilities of $12 million and $14 million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2024, Other adjustments include a reimbursement of a fine from the Italian Competition Authority of $18 million.

GUARANTOR SUMMARIZED FINANCIAL INFORMATION
On April 3, 2024, Smurfit Kappa Treasury Unlimited Company (“SKT”) completed a private offering of $750 million aggregate principal amount of 5.200% Senior Notes due 2030, $1,000 million aggregate principal amount of 5.438% Senior Notes due 2034 and
$1,000 million aggregate principal amount of 5.777% Senior Notes due 2054, which we refer to as the “Original SKT Notes”, and on
November 26, 2024, Smurfit Westrock Financing Designated Activity Company (“SWF” and together with SKT, the “Issuers”)
completed a private offering of $850 million aggregate principal amount of 5.418% Senior Notes due 2035, which we refer to as the
“Original SWF Notes” (and, together with the Original SKT Notes, the “Original Notes”). As part of those offerings, the Issuers and the Guarantors (as hereinafter defined) of the Original Notes entered into registration rights agreements with the initial purchasers thereof in which we agreed to use commercially reasonable efforts to complete exchange offers for such Original Notes in compliance with applicable securities laws. In connection with the registration rights agreements, on May 23, 2025, following an exchange offer process, certain holders of the Original Notes, exchanged their notes for newly issued registered notes (the “New Notes”). The New
Notes are substantially identical to the Original Notes, except that the New Notes are registered under the United States Securities Act of 1933, as amended, and will not have any transfer restrictions, registration rights or additional interest provisions.
The Guarantees
The Original Notes and the New Notes are subject to any limitations under applicable law, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of Smurfit Westrock plc and the following wholly-owned subsidiaries of
Smurfit Westrock plc (the “Subsidiary Guarantors”): Smurfit Kappa Group plc, Smurfit Kappa Investments Limited, Smurfit Kappa
Acquisitions Unlimited Company, Smurfit Kappa Treasury Funding Designated Activity Company, Smurfit International B.V.,
Smurfit WestRock US Holdings Corporation, WestRock Company, WRKCo Inc., WestRock MWV, LLC and WestRock RKT, LLC.
In addition, SWF fully and unconditionally guarantees SKT’s obligations under the Original Notes and the New Notes, and SKT fully and unconditionally guarantees SWF’s obligations under the Original Notes and the New Notes. SKT and SWF are both wholly-
owned subsidiaries of Smurfit Westrock plc. Smurfit Westrock plc and the Subsidiary Guarantors are collectively referred to herein as the “Guarantors”, and the Issuers and the Guarantors are collectively referred to herein as the “Obligor Group”.
Operations are conducted almost entirely through Smurfit Westrock plc’s subsidiaries other than the Issuers and the Subsidiary
Guarantors. Accordingly, the Obligor Group’s cash flow and ability to service its debt, including the New Notes, are dependent upon the earnings of Smurfit Westrock plc’s other non-obligor subsidiaries (the “Non-Obligor Subsidiaries”) and the distribution of those earnings to the Obligor Group, whether by dividends, loans or otherwise. Holders of the New Notes have a direct claim only against the Obligor Group.
Basis of Preparation of the Summarized Financial Information
The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries have been presented separately. The summarized financial information below should be read in conjunction with the Company’s Condensed
Consolidated Financial Statements contained herein, as the summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries operated as independent entities ($ in millions).

SUMMARIZED STATEMENT OF OPERATIONS	Six months ended June 30,
2025
Net sales to unrelated parties	$743
Net sales to non-Guarantor Subsidiaries	625
Gross profit	491
Interest expense, net with unrelated parties	(308)
Interest expense, net with non-Guarantor Subsidiaries	(173)
Net income and net income attributable to the Obligor Group	457

SUMMARIZED BALANCE SHEETS	June 30,	December 31,
	2025	2024
ASSETS
Current amounts due from non-Guarantor Subsidiaries	$5,459	$4,925
Other current assets	854	1,049
Total current assets	$6,313	$5,974

Non-current amounts due from non-Guarantor Subsidiaries	$2,855	$2,848
Other non-current assets	385	370
Total non-current assets	$3,240	$3,218

LIABILITIES
Current amounts due to non-Guarantor Subsidiaries	$7,964	$9,681
Other current liabilities	1,162	1,122
Total current liabilities	$9,126	$10,803

Non-current amounts due to non-Guarantor Subsidiaries	$6,626	$6,604
Other non-current liabilities	11,683	9,644
Total non-current liabilities	$18,309	$16,248

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the six months ended June 30, 2025 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
As discussed elsewhere in this Quarterly Report on Form 10-Q, on July 5, 2024, we completed the Combination between Smurfit
Kappa and WestRock. Prior to the Combination, Smurfit Kappa, as a public limited company incorporated in Ireland and listed on the
London Stock Exchange and on the Euronext Dublin Market, was not subject to Section 404 of the Sarbanes Oxley Act of 2002
(“SOX”), while WestRock, as a U.S. publicly traded company incorporated in Delaware and listed on the New York Stock Exchange, was subject to Section 404 of SOX. Upon the completion of the Combination, Smurfit Kappa and WestRock became wholly-owned subsidiaries of Smurfit Westrock.
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
Changes in Internal Control over Financial Reporting
Other than the changes that may continue to result from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to “Note 16. Commitments and Contingencies” and “Note
19. Subsequent Events” of the Condensed Consolidated Financial Statements (included in Part I, Item 1).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of the Company’s ordinary shares during the three months ended June 30, 2025.
During the three months ended June 30, 2025, 25,000 deferred shares held by Matsack Nominees Limited, a shareholder of the
Company, with a nominal value of €1.00 were surrendered to the Company for nil consideration and cancelled (in accordance with
Irish law). These shares were originally issued in order to meet capital maintenance requirements under Irish law but are no longer required for this purpose.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plan(s)
In the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in
Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1†	WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (as amended).

22†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†Filed or furnished herewith
*The certification furnished in Exhibit 32 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the
Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**Submitted electronically herewith

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Smurfit Westrock plc

Dated: August 7, 2025		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: August 7, 2025		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President & Group Chief Financial Officer
(Principal Financial Officer)