Form 10-Q
period 2025-09-30
Smurfit Westrock plc
filed 2025-11-07
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 522,186,327 ordinary shares, nominal value $0.001 per share, issued and outstanding.

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
This Quarterly Report on Form 10-Q is being filed with respect to the interim quarterly period ended September 30, 2025.
Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Smurfit Westrock following the Combination, except as expressly provided herein. For periods prior to the Combination, the disclosures herein reflect the financials of Smurfit
Kappa, except as expressly provided herein.

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
Important factors that could cause actual results to differ materially from plans, estimates or expectations include: ongoing weakness and/ or changes in demand environment; the impact of economic downtime; our ability to deliver on our closure plan and associated efforts; our future cash payments associated with these initiatives; potential future cost savings associated with such initiatives; the amount of charges and the timing of such charges or actions described herein; potential future impairment charges; accuracy of assumptions associated with the charges; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency (including the implementation of tariffs by the U.S. federal government and reciprocal tariffs and other protectionist or retaliatory measures governments in Europe, Asia, and other countries have taken or may take in response);
the impact of prolonged or recurring U.S. federal government shutdowns and any resulting volatility in the capital markets or interruptions in the Company’s access to capital; the impact of public health crises, such as pandemics and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; developments related to pricing cycles and volumes; intense competition;
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
evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United
Kingdom, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S. or UK administrations; loss contingencies or legal proceedings instituted, threatened, future or pending against the Company, including with respect to antitrust related matters; actions by third parties, including government agencies; the Company’s ability to promptly and effectively integrate Smurfit Kappa’s and WestRock’s businesses; the Company’s ability to achieve the synergies and value creation contemplated by the Combination; the Company’s ability to meet expectations regarding the accounting and tax treatments of the Combination, including the risk that the Internal
Revenue Service may assert that the Company should be treated as a U.S. corporation or be subject to certain unfavorable U.S. federal income tax rules under Section 7874 of the Internal Revenue Code of 1986, as amended, as a result of the Combination; other factors such as future market conditions, currency fluctuations, the behavior of other market participants, the actions of regulators and other factors such as changes in the political, social and regulatory framework in which the Company’s group operates or in economic or technological trends or conditions, and other risks set forth under the heading “Risk Factors” in Part I, Item 1A. in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2024, and as may be updated in this and other subsequent Quarterly
Reports on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $4 million and $2 million at September 30, 2025 and December 31, 2024, respectively)	$851	$855
Accounts receivable, net (amounts related to consolidated variable interest entities of $882 million and $767 million at September 30, 2025 and December 31, 2024, respectively)	4,668	4,117
Inventories	3,781	3,550
Other current assets	1,583	1,533
Total current assets	10,883	10,055
Property, plant and equipment, net	23,050	22,675
Goodwill	7,213	6,822
Intangibles, net	1,075	1,117
Prepaid pension asset	698	635
Other non-current assets (amounts related to consolidated variable interest entities of $393 million and $389 million at September 30, 2025 and December 31, 2024, respectively)	2,650	2,455
Total assets	$45,569	$43,759

Liabilities and Equity
Current liabilities:
Accounts payable	$3,257	$3,290
Accrued compensation and benefits	973	882
Current portion of debt	798	1,053
Other current liabilities	2,317	2,108
Total current liabilities	7,345	7,333
Non-current debt due after one year (amounts related to consolidated variable interest entities of $295 million and $8 million at September 30, 2025 and December 31, 2024, respectively)	13,313	12,542
Deferred tax liabilities	3,455	3,600
Pension liabilities and other postretirement benefits, net of current portion	737	706
Other non-current liabilities (amounts related to consolidated variable interest entities of $334 million and $335 million at September 30, 2025 and December 31, 2024, respectively)	2,260	2,191
Total liabilities	27,110	26,372
Commitments and Contingencies (Note 16)
Equity:
Preferred stock; $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock; $0.001 par value; 9,500,000,000 shares authorized; 522,171,580 and 520,444,261 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Deferred shares; €1 par value; 25,000 shares authorized; Nil and 25,000 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock; at cost; 1,449,658 and 2,037,589 common stock at September 30, 2025 and December 31, 2024, respectively	(65)	(93)
Capital in excess of par value	16,057	15,948
Accumulated other comprehensive loss	(347)	(1,446)
Retained earnings	2,787	2,950
Total shareholders’ equity	18,433	17,360
Noncontrolling interests	26	27
Total equity	18,459	17,387
Total liabilities and equity	$45,569	$43,759
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$8,003	$7,671	$23,599	$13,570
Cost of goods sold	(6,434)	(6,321)	(18,938)	(10,817)
Gross profit	1,569	1,350	4,661	2,753
Selling, general and administrative expenses	(963)	(1,007)	(2,899)	(1,776)
Impairment and restructuring costs	(65)	(21)	(360)	(21)
Transaction and integration-related expenses associated with the Combination	(15)	(267)	(72)	(350)
Operating profit	526	55	1,330	606
Pension and other postretirement non-service income (expense), net	8	8	24	(31)
Interest expense, net	(177)	(167)	(526)	(225)
Other expense, net	(21)	(13)	(44)	(13)
Income (loss) before income taxes	336	(117)	784	337
Income tax expense	(91)	(33)	(183)	(164)
Net income (loss)	245	(150)	601	173
Net loss attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to common shareholders	$246	$(150)	$602	$173

Basic earnings (loss) per share attributable to common shareholders	$0.47	$(0.30)	$1.15	$0.51

Diluted earnings (loss) per share attributable to common shareholders	$0.47	$(0.30)	$1.14	$0.50

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$245	$(150)	$601	$173
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	66	86	1,156	(181)
Defined benefit pension and other postretirement benefit plans adjustments	14	(26)	(56)	14
Net gain (loss) on cash flow hedges	1	—	(1)	3
Other comprehensive income (loss), net of tax	81	60	1,099	(164)
Comprehensive income (loss)	326	(90)	1,700	9
Comprehensive loss attributable to noncontrolling interests	1	—	1	—
Comprehensive income (loss) attributable to common shareholders	$327	$(90)	$1,701	$9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income	$601	$173
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,875	872
Impairment charges	242	2
Cash surrender value increase in excess of premiums paid	(34)	(14)
Share-based compensation expense	114	154
Deferred income tax benefit	(139)	(99)
Pension and other postretirement funding more than cost	(83)	(30)
Other	21	14
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(249)	(422)
Inventories	(59)	120
Other assets	(19)	(31)
Accounts payable	(142)	(226)
Income taxes	8	34
Accrued liabilities and other	61	155
Net cash provided by operating activities	2,197	702
Investing activities:
Capital expenditures	(1,609)	(897)
Cash paid for purchase of businesses, net of cash acquired	(5)	(716)
Proceeds from corporate owned life insurance	20	2
Proceeds from sale of property, plant and equipment	15	15
Other	15	1
Net cash used for investing activities	(1,564)	(1,595)

Financing activities:
Additions to debt	510	3,127
Repayments of debt	(146)	(1,640)
Debt issuance costs	(8)	(44)
Changes in commercial paper, net	(245)	(33)
Other debt (repayments) additions, net	(16)	13
Repayments of finance lease liabilities	(29)	(12)
Tax paid in connection with shares withheld from employees	(68)	(21)
Purchases of treasury stock	—	(27)
Cash dividends paid to shareholders	(675)	(493)
Other	3	(1)
Net cash (used for) provided by financing activities	(674)	869
Effect of exchange rate changes on cash and cash equivalents	37	(25)
Decrease in cash and cash equivalents	(4)	(49)
Cash and cash equivalents at beginning of period	855	1,000
Cash and cash equivalents at end of period	$851	$951
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the three months ended September 30, 2025:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest ("NCI")	Total
Balance at June 30, 2025	522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
Net income (loss)	—	—	—	—	246	—	246	(1)	245
Other comprehensive income, net of tax	—	—	—	—	—	81	81	—	81
Share-based compensation	—	—	34	—	—	—	34	—	34
Issuance of common stock net of tax paid in connection with shares withheld from employees	—	—	1	—	(1)	—	—	—	—
Dividends declared ($0.43 per share)(1)	—	—	4	—	(229)	—	(225)	—	(225)
Balance at September 30, 2025	522	$1	$16,057	$(65)	$2,787	$(347)	$18,433	$26	$18,459
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.
The following table presents a summary of the changes in equity for the three months ended September 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at June 30, 2024(1)	261	$—	$3,580	$(93)	$3,509	$(1,071)	$5,925	$16	$5,941
Net loss	—	—	—	—	(150)	—	(150)	—	(150)
Other comprehensive income, net of tax	—	—	—	—	—	60	60	—	60
Share-based compensation	—	—	119	—	—	—	119	—	119
Shares of Smurfit Westrock common stock issued to WestRock shareholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock restricted stock units and stock options attributable to pre-Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	1	—	—	—	(21)	—	(21)	—	(21)
Dividends declared ($0.30 per share)(2)	—	—	2	—	(160)	—	(158)	—	(158)
Balance at September 30, 2024	520	$1	$15,890	$(93)	$3,178	$(1,011)	$17,965	$27	$17,992
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

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the nine months ended September 30, 2025:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income (loss)	—	—	—	—	602	—	602	(1)	601
Other comprehensive income, net of tax	—	—	—	—	—	1,099	1,099	—	1,099
Share-based compensation	—	—	113	—	—	—	113	—	113
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	2	—	(68)	—	(66)	—	(66)
Cancellation of deferred shares by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($1.29 per share)(1)	—	—	11	—	(686)	—	(675)	—	(675)
Balance at September 30, 2025	522	$1	$16,057	$(65)	$2,787	$(347)	$18,433	$26	$18,459
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)
The following table presents a summary of the changes in equity for the nine months ended September 30, 2024:

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2023(1)	260	$—	$3,575	$(91)	$3,521	$(847)	$6,158	$16	$6,174
Net income	—	—	—	—	173	—	173	—	173
Other comprehensive loss, net of tax	—	—	—	—	—	(164)	(164)	—	(164)
Share-based compensation	—	—	149	—	—	—	149	—	149
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Shares of Smurfit Westrock common stock issued to WestRock shareholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock restricted stock units and stock options attributable to pre-Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	—	—	(21)	—	(21)	—	(21)
Dividends declared ($1.58 per share)(2)	—	—	2	—	(495)	—	(493)	—	(493)
Balance at September 30, 2024	520	$1	$15,890	$(93)	$3,178	$(1,011)	$17,965	$27	$17,992
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the
Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the 2024
Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2024 Consolidated Financial Statements. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the full year.
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
1.3.  Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in “Note 1. Description of Business and
Summary of Significant Accounting Policies” of the 2024 Consolidated Financial Statements, other than as noted below.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
1.4.  Impairment and Restructuring Costs
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
1.5.  New Accounting Standards Recently Adopted
During the nine months ended September 30, 2025, there were no newly issued or newly applicable accounting pronouncements adopted that had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
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
Early adoption is permitted. The Company has evaluated the impact of this ASU and will include new disclosures using the prospective method of transition in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
2.  Acquisitions
Transaction agreement with WestRock Company
Pursuant to the Transaction Agreement, the Combination closed on July 5, 2024. The aggregate merger consideration was
$13,461 million.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the three and nine months ended September 30, 2024, as if the Merger had occurred on January 1, 2023.

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Net sales	$7,931	$23,381
Net income attributable to common shareholders	8	490
The unaudited pro forma combined financial information also reflects pro forma adjustments for the following material nonrecurring expenses directly attributable to the Merger, each reflected in 2023, as if the Merger had occurred on January 1, 2023:
i.$238 million and $351 million of transaction-related costs recorded during the three and nine months ended September 30, 2024 respectively, of both Smurfit Kappa and WestRock, including retention-related bonuses; and
ii.amortization of the fair value adjustment to acquired inventories of $227 million recorded during the three and nine months ended
September 30, 2024.
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
Segment profitability is measured based on Adjusted EBITDA, defined as income (loss) before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-related expenses associated with the Combination, amortization of fair value step up on inventory and other specific items that management believes are not indicative of the ongoing operating results of the business.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The following tables show selected financial data for our segments.

Three months ended September 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,639	$2,819	$545	$8,003
Add net sales (intersegment)	82	12	—	94
Net sales (aggregate)	4,721	2,831	545	8,097

Less segment expenses:
Segment cost of goods sold	(3,454)	(2,085)	(387)
Segment selling, general and administrative expenses	(457)	(327)	(42)
	(3,911)	(2,412)	(429)	(6,752)
Segment Adjusted EBITDA	$810	$419	$116	$1,345
Unallocated corporate costs				(43)
Depreciation, depletion and amortization				(659)
Impairment and restructuring costs				(65)
Transaction and integration-related expenses associated with the Combination				(15)
Interest expense, net				(177)
Pension and other postretirement non-service income, net				8
Share-based compensation expense				(35)
Other expense, net				(21)
Other adjustments				(2)
Income before income taxes				$336
Other adjustments in the table above include losses at closed facilities of $2 million.

Three months ended September 30, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,531	$2,646	$494	$7,671
Add net sales (intersegment)	118	5	12	135
Net sales (aggregate)	4,649	2,651	506	7,806

Less segment expenses:
Segment cost of goods sold	(3,414)	(1,956)	(347)
Segment selling, general and administrative expenses	(455)	(284)	(43)
	(3,869)	(2,240)	(390)	(6,499)
Segment Adjusted EBITDA	$780	$411	$116	$1,307
Unallocated corporate costs				(42)
Depreciation, depletion and amortization				(564)
Impairment and restructuring costs				(21)
Transaction and integration-related expenses associated with the Combination				(267)
Amortization of fair value step up on inventory				(227)
Interest expense, net				(167)
Pension and other postretirement non-service income, net				8
Share-based compensation expense				(123)
Other expense, net				(13)
Other adjustments				(8)
Loss before income taxes				$(117)
Other adjustments in the table above include losses at closed facilities of $8 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Nine months ended September 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$13,869	$8,168	$1,562	$23,599
Add net sales (intersegment)	276	23	14	313
Net sales (aggregate)	14,145	8,191	1,576	23,912

Less segment expenses:
Segment cost of goods sold	(10,368)	(6,059)	(1,091)
Segment selling, general and administrative expenses	(1,430)	(952)	(131)
	(11,798)	(7,011)	(1,222)	(20,031)
Segment Adjusted EBITDA	$2,347	$1,180	$354	$3,881
Unallocated corporate costs				(114)
Depreciation, depletion and amortization				(1,875)
Impairment and restructuring costs				(360)
Transaction and integration-related expenses associated with the Combination				(72)
Interest expense, net				(526)
Pension and other postretirement non-service income, net				24
Share-based compensation expense				(114)
Other expense, net				(44)
Other adjustments				(16)
Income before income taxes				$784
Other adjustments in the table above include losses at closed facilities of $16 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Nine months ended September 30, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$5,380	$7,043	$1,147	$13,570
Add net sales (intersegment)	119	13	40	172
Net sales (aggregate)	5,499	7,056	1,187	13,742

Less segment expenses:
Segment cost of goods sold	(4,046)	(5,101)	(831)
Segment selling, general and administrative expenses	(553)	(797)	(99)
	(4,599)	(5,898)	(930)	(11,427)
Segment Adjusted EBITDA	$900	$1,158	$257	$2,315
Unallocated corporate costs				(95)
Depreciation, depletion and amortization				(872)
Impairment and restructuring costs				(21)
Transaction and integration-related expenses associated with the Combination				(350)
Amortization of fair value step up on inventory				(227)
Interest expense, net				(225)
Pension and other postretirement non-service expense, net				(31)
Share-based compensation expense				(154)
Other expense, net				(13)
Other adjustments				10
Income before income taxes				$337
Other adjustments in the table above include a reimbursement of a fine from the Italian Competition Authority of $18 million, that was partially offset by losses at closed facilities of $8 million.
Capital expenditures by segment were:

	Nine months ended September 30,
	2025	2024
Capital expenditures:
North America	$936	$373
Europe, MEA and APAC	500	353
LATAM	151	154
Total reportable segments	1,587	880
Corporate	22	17
Total capital expenditures	$1,609	$897

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Total assets by segment were:

	September 30,	December 31,
	2025	2024
Assets:
North America	$28,933	$29,078
Europe, MEA and APAC	12,376	10,723
LATAM	3,663	3,180
Total reportable segments	44,972	42,981
Corporate(1)	597	778
Total assets	$45,569	$43,759
(1) Corporate assets are composed primarily of Property, plant and equipment, net, Deferred tax assets, Recoverable or refundable income taxes and Cash and cash equivalents.
4.  Revenue Recognition
Disaggregated Revenue
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three and nine months ended September 30, 2025 and 2024. Net sales are attributed to segments based on the location of production.

	Three months ended September 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,107	$385	$55	$1,547
Packaging	3,532	2,434	490	6,456
Total	$4,639	$2,819	$545	$8,003

	Three months ended September 30, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,107	$402	$42	$1,551
Packaging	3,424	2,244	452	6,120
Total	$4,531	$2,646	$494	$7,671

	Nine months ended September 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$3,325	$1,169	$151	$4,645
Packaging	10,544	6,999	1,411	18,954
Total	$13,869	$8,168	$1,562	$23,599

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

	Nine months ended September 30, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,165	$1,092	$73	$2,330
Packaging	4,215	5,951	1,074	11,240
Total	$5,380	$7,043	$1,147	$13,570
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
On the Condensed Consolidated Balance Sheets, contract assets reported within “Other current assets” were $178 million and
$197 million at September 30, 2025 and December 31, 2024, respectively, and contract liabilities reported within “Other current liabilities” were $5 million and $5 million at September 30, 2025 and December 31, 2024, respectively.
5.  Impairment and Restructuring Costs
The components of impairment and restructuring costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Impairment charges	$58	$2	$242	$2
Restructuring costs	7	19	118	19
Impairment and restructuring costs	$65	$21	$360	$21
Impairment Charges
The components of impairment charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Impairment of property, plant and equipment	$41	$2	$208	$2
Impairment of other assets	17	—	34	—
Total impairment charges	$58	$2	$242	$2
These impairment charges are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The segmental split of the impairment charges recognized for property, plant and equipment for the three and nine months ended
September 30, 2025 and 2024 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
North America	$12	$—	$168	$—
Europe, MEA and APAC	28	2	39	2
LATAM	1	—	1	—
Total impairment charges recognized for property, plant and equipment	$41	$2	$208	$2
Of the total impairment charges, $1 million and $177 million for the three and nine months ended September 30, 2025, respectively, were triggered by the announcement on April 30, 2025, whereby the Company announced it would permanently close the Company’s coated recycled board mill in St. Paul, Minnesota, U.S. and discontinue production at its containerboard mill in Forney, Texas, U.S.
(the “Mill Closures”). We stopped production at these two U.S. mills in June 2025 and May 2025, respectively. Additionally, the
Company announced it had initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there (together with the Mill Closures, the “April 2025 Announced Closures”). In the third quarter of 2025, we reached agreements with the local work councils in Germany and are in the process of closing those two converting facilities.
Following our decision to permanently close the above facilities, the Company assessed the recoverability of the associated long-lived assets being property, plant and equipment in accordance with ASC 360, “Property, Plant, and Equipment”. The fair value of the property, plant and equipment assets was determined based on their estimated selling price in an orderly transaction between market participants at the measurement date. As a result of this assessment, $1 million and $160 million for the three and nine months ended
September 30, 2025, respectively, was recognized for impairment charges of the property, plant and equipment of the facilities affected by the April 2025 announcement. The remainder of the impairment charges recognized related to spare parts included in inventories in these facilities.
Restructuring Costs
The segmental split of the restructuring costs shown in the table above is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
North America	$6	$8	$60	$8
Europe, MEA and APAC	1	11	55	11
LATAM	—	—	3	—
Total restructuring costs	$7	$19	$118	$19
The table below sets forth restructuring costs by type incurred:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Severance charges	$1	$—	$72	$—
Other costs	6	19	46	19
Total restructuring costs	$7	$19	$118	$19
Of the total restructuring costs, $6 million and $60 million for the three and nine months ended September 30, 2025 relates to the April
2025 Announced Closures.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The following table sets forth the activity in the restructuring accrual related to the April 2025 Announced Closures included in "Other current liabilities" in the Company's Condensed Consolidated Balance Sheets:

	Severance charges	Other costs	Total
Balance at December 31, 2024	$—	$—	$—
Charges for the period	40	20	60
Payments	(7)	(12)	(19)
Balance at September 30, 2025	$33	$8	$41
The majority of these charges will be paid within 12 months of the reporting date. The Company expects to recognize future additional charges of $39 million associated with the April 2025 Announced Closures through 2026.
The remaining restructuring costs and related restructuring accruals relate to individual restructuring actions which are individually and cumulatively immaterial.
6.  Transaction and Integration-related Expenses Associated with the Combination
The following table summarizes the transaction and integration expenses associated with the Combination:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Transaction-related expenses associated with the Combination	$2	$(128)	$2	$(211)
Integration-related expenses associated with the Combination	(17)	(139)	(74)	(139)
Total transaction and integration-related expenses associated with the Combination	$(15)	$(267)	$(72)	$(350)
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
7.  Accounts Receivable, net
Accounts receivable consists of the following:

	September 30,	December 31,
	2025	2024
Gross accounts receivable	$4,920	$4,339
Less: Allowances	(252)	(222)
Accounts receivable, net	$4,668	$4,117
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
8.  Inventories
Inventories are as follows:

	September 30,	December 31,
	2025	2024
Finished goods	$1,427	$1,374
Work-in-progress	208	206
Raw materials	1,380	1,288
Consumables and spare parts	766	682
Inventories	$3,781	$3,550
9.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2025	2024
Land and buildings	$5,888	$5,337
Plant and equipment	24,574	22,306
Construction-in-progress	1,624	1,517
Finance lease right-of-use assets	450	419
Property, plant and equipment at cost, excluding forestlands	32,536	29,579
Less: Accumulated depreciation and impairment	(9,780)	(7,155)
Property, plant and equipment, net, excluding forestlands	22,756	22,424
Forestlands, net of depletion	294	251
Property, plant and equipment, net	$23,050	$22,675
Depreciation and depletion expense for the three months ended September 30, 2025 and 2024 was $620 million and $517 million, respectively, and for the nine months ended September 30, 2025 and 2024, was $1,764 million and $802 million, respectively. This is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Non-cash additions to property, plant and equipment included within accounts payable were $306 million and $384 million at
September 30, 2025 and December 31, 2024, respectively.
Refer to “Note 5. Impairment and Restructuring Costs” for details of the impairment charges recognized for property, plant and equipment.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
10.  Interest
The components of interest expense, net are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$(204)	$(209)	$(607)	$(321)
Interest income	27	42	81	96
Interest expense, net	$(177)	$(167)	$(526)	$(225)
Total cash paid for interest, net of interest received was $496 million and $236 million for the nine months ended September 30, 2025 and 2024, respectively. Of this, capitalized interest paid was $20 million and $11 million for the nine months ended September 30,
2025 and 2024, respectively.
11.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	September 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,776	$11,901	$11,370	$11,289
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures and records certain assets and liabilities, including derivative instruments at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1		Level 2
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	11	10
Derivatives in cash flow hedging relationships	—	—	—	3
Derivatives not designated as hedging instruments	—	—	22	11
Assets measured at fair value	$2	$2	$33	$24

Liabilities
Derivatives in cash flow hedging relationships	$—	$—	$19	$1
Derivatives not designated as hedging instruments	—	—	1	13
Liabilities measured at fair value	$—	$—	$20	$14

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
There were no assets or liabilities, which are measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the periods presented.
We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the current year.
See “Note 13. Fair Value Measurement” of the 2024 Consolidated Financial Statements for more information.
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
Accounts Receivable Monetization Agreements
The following table presents a summary of the accounts receivable monetization agreements for the nine months ended September 30,
2025 and September 30, 2024:

	Nine months ended September 30,
	2025	2024
Receivable from financial institutions at January 1	$—	$—
Receivables sold to the financial institutions and derecognized	(1,973)	(670)
Receivables collected by financial institutions	2,020	621
Cash (payments to) proceeds from financial institutions	(47)	49
Receivable from financial institutions at September 30	$—	$—
On September 12, 2025, we amended the accounts receivable monetization agreement with Coöperatieve Rabobank U.A., New York
Branch, to extend the maturity date by one year to September 15, 2026.
The activity for the nine months ended September 30, 2024 is for the period following the Combination. Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were approximately $678 million and $725 million at September 30, 2025 and December 31, 2024, respectively.
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was $9 million and $29 million for the three and nine months ended September 30, 2025, respectively. The expense related to the sale of receivables was $12 million for the three and nine months ended September 30, 2024, for the post-Combination period. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed
Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
12.  Debt
The following were individual components of debt:

	September 30,	December 31,
	2025	2024
$292 million senior debentures due 2025	$292	$292
$500 million senior notes due 2027	485	479
$700 million receivables securitization due 2027	550	435
€750 million senior notes due 2027	881	781
$500 million senior notes due 2028	485	481
$600 million senior notes due 2028	584	580
€100 million receivables securitization variable funding notes due 2029	118	—
€230 million receivables securitization variable funding notes due 2029	176	5
€500 million senior green notes due 2029	587	520
$750 million senior notes due 2029	749	749
$400 million senior notes due 2030	447	454
$750 million senior green notes due 2030	749	749
$300 million senior notes due 2031	335	339
$76 million senior notes due 2032	81	82
$500 million senior notes due 2032	475	473
€600 million senior green notes due 2032	704	624
€500 million senior green notes due 2033	587	519
$600 million senior notes due 2033	520	514
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
€600 million senior green notes due 2036	704	624
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	174	175
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	301	546
Vendor financing and commercial card programs	105	116
Term loan facilities	600	600
Bank loans	83	120
Finance lease obligations	541	539
Bank overdrafts	5	9
Total debt, excluding debt issuance costs	14,171	13,658
Debt issuance costs	(60)	(63)
Total debt	14,111	13,595
Less: Current portion of debt	(798)	(1,053)
Non-current debt due after one year	$13,313	$12,542
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
At September 30, 2025, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
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
Receivables Securitization Facilities
We have three trade receivables securitization programs. For the size, terms and maturities attached to these programs, refer to the narrative included in “Note 14. Debt” of the 2024 Consolidated Financial Statements.
As of September 30, 2025, the gross amount of receivables contractually available to collateralize the €100 million 2029 trade receivables securitization program was €322 million (December 31, 2024: €318 million). As of September 30, 2025, the facility was fully utilized (December 31, 2024: undrawn available borrowings under this facility were $104 million).
As of September 30, 2025, the gross amount of receivables contractually available to collateralize the €230 million 2029 trade receivables securitization program was €431 million (December 31, 2024: €421 million). As of September 30, 2025, undrawn available borrowings were $94 million (December 31, 2024: $234 million).
As of September 30, 2025, the gross amount of receivables contractually available to collateralize the maximum available borrowings of the $700 million 2027 program was $1,129 million (December 31, 2024: $1,077 million). As of September 30, 2025, maximum available borrowings were $695 million (December 31, 2024: $676 million). As of September 30, 2025, undrawn available borrowings under this facility were $145 million (December 31, 2024: $241 million).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
13.  Income Taxes
The effective tax rate for the three and nine months ended September 30, 2025 was 27.1% and 23.3%, respectively. For the three months ended September 30, 2025, the effective tax rate was primarily impacted by (i) tax expense associated with an increase in unrecognized tax benefits (offset by certain indirect tax benefits) of $26 million, (ii) tax benefit associated with the resolution of
$7 million of unrecognized tax benefits (due to the settlement of a tax authority examination), along with the release of $13 million of accrued interest and other impacts associated with the uncertain tax benefits, (iii) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $25 million (iv) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (v) certain non-deductible expenses and other non-recurring items.
For the nine months ended September 30, 2025, the effective tax rate was primarily impacted by (i) tax expense associated with an increase in unrecognized tax benefits (offset by certain indirect tax benefits) of $40 million, (ii) tax benefit associated with the resolution of $7 million of unrecognized tax benefits (due to the settlement of a tax authority examination), along with the release of
$13 million of accrued interest and other impacts associated with the uncertain tax benefits, (iii) the tax benefit associated with the resolution of $72 million of unrecognized tax benefits (due to the lapse of the statute of limitations), along with the release of
$24 million of accrued interest and penalties associated with the unrecognized tax benefits, (iv) tax benefit associated with a non-
recurring adjustment to certain deferred tax assets of $25 million, (v) losses during the period that have not been recognized due to uncertainty regarding their future realization, (vi) the geographical mix of where earnings are generated, and (vii) certain non-
deductible expenses and other non-recurring items.
The effective tax rate for the three and nine months ended September 30, 2024 was (28.2)% and 48.7%, respectively. The effective tax rates were impacted by (i) the geographical mix of income in jurisdictions subject to tax at different tax rates, (ii) the tax effects of transaction expenses associated with the Combination, which were generally not deductible for tax, partially offset by (iii) non-
recurring income not subject to tax, (iv) a reduction in tax on unremitted foreign earnings, and (v) other non-recurring items.
During the nine months ended September 30, 2025 and September 30, 2024, cash paid for income taxes, net of refunds, was
$314 million and $229 million, respectively.
On July 4, 2025, U.S. tax legislation was enacted that included a broad range of tax reform provisions affecting businesses, including extending and modifying certain existing international and domestic provisions. The financial statement impacts were considered in the third quarter, with no discrete period tax impacts of the change in tax law arising. Impacts from the legislation are either not applicable or immaterial to the financial statements. Certain changes may impact current or future cash tax obligations, but are not anticipated to impact the total tax expense.
14.  Retirement Plans
The net periodic benefit (income) cost recognized in the Condensed Consolidated Statements of Operations is composed of the following:

	Defined Benefit Pension Plans				Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three months ended September 30,				Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$5	$5	$10	$9	$15	$5	$28	$22
Interest cost	51	50	36	36	155	53	106	78
Expected return on assets	(68)	(70)	(37)	(34)	(204)	(71)	(109)	(78)
Amortization of:
Net actuarial loss	—	—	9	9	—	—	25	29
Prior service credit	—	—	—	(1)	—	—	(1)	(1)
Settlement loss	—	—	—	—	—	—	—	19
Net periodic benefit (income) cost	$(12)	$(15)	$18	$19	$(34)	$(13)	$49	$69

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

	Other Postretirement Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	2
Amortization of:
Net actuarial loss	(1)	—	(1)	—
Net periodic benefit cost	$2	$3	$6	$4
Service cost is included within “Cost of goods sold” and “Selling, general and administrative expenses” while all other components are recorded within “Pension and other postretirement non-service income (expense), net”.
Pension Plan Contributions and Benefit Payments
There were no changes in connection to the funding standards and funding requirements for our qualified and approved pension plans.
The contributions paid and expected to be paid during the current fiscal year are not significantly different from the amounts as disclosed in “Note 18. Retirement Plans” of the 2024 Consolidated Financial Statements.
Multiemployer Plans
We participate in several multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and we have participated in other MEPPs in the past. The multiemployer plan expense was immaterial for the three and nine months ended September 30, 2025 and September 30, 2024. In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities.
At September 30, 2025, we had recorded withdrawal liabilities of $127 million (December 31, 2024: $131 million).
Deferred Compensation Arrangements
We have financial assets related to supplemental retirement savings plans (“Supplemental Plans”) that are carried at cash surrender value. These Supplemental Plans are nonqualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $196 million and $155 million, respectively, as of September 30, 2025 (December 31,
2024: $185 million and $168 million, respectively).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
15.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$246	$(150)	$602	$173

Denominator:
Basic weighted average shares outstanding	522	508	521	342
Effect of dilutive share options	4	—	4	2
Diluted weighted average shares outstanding	526	508	525	344

Basic earnings (loss) per share attributable to common shareholders	$0.47	$(0.30)	$1.15	$0.51

Diluted earnings (loss) per share attributable to common shareholders	$0.47	$(0.30)	$1.14	$0.50
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.
The following weighted average share-based compensation awards were not included in computing diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Performance stock units	—	7	—	—
Restricted stock units	—	3	—	—
Total antidilutive shares	—	10	—	—
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$780 million ($146 million) as of September 30, 2025, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of September 30, 2025, there were approximately 715 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of
September 30, 2025, the Company had estimated liabilities in respect of these matters of $81 million and estimated insurance recoveries of $50 million.
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
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million. Smurfit Kappa Italia has appealed the amount of this reduction and a decision on that appeal is expected in the second quarter of 2026.
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
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
U.S. Antitrust Violations Class Action
On July 29, 2025, Smurfit Westrock plc, Smurfit Kappa North America LLC, WestRock CP, LLC and seven other industry participants were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of Illinois
alleging violations of U.S. antitrust laws. The lawsuit alleges violations of Sections 1 and 3 of the Sherman Act, asserting that the defendants conspired to fix, raise and maintain supracompetitive prices for containerboard sheets, linerboard sheets, and finished packaging products made from containerboard and/or linerboard in the United States. The complaint seeks damages, including treble damages under the Clayton Act, pre- and post-judgment interest, injunctive relief and litigation expenses and attorneys’ fees. The
Company believes that it has substantial defenses and intends to vigorously defend against the lawsuit. While the Company is currently unable to determine the ultimate outcome of this matter or estimate the range of potential loss due to the early stage of this proceeding, it is possible that an adverse outcome could have a material impact on its financial condition, results of operations, or cash flows. On October 17, 2025, the plaintiff voluntarily dismissed Smurfit Westrock plc from the lawsuit without prejudice to seek to rejoin it at a later date. The Company’s subsidiaries Smurfit Kappa North America LLC and WestRock CP, LLC remain defendants in the lawsuit.
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
17.  Supplier Finance Program Obligations
The outstanding payment obligations to financial institutions under supplier finance programs were $367 million and $450 million as of September 30, 2025 and December 31, 2024, respectively.
18.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The carrying values of the restricted asset and limited recourse liability as of September 30, 2025 ($881 million and $294 million, respectively) and as of December 31, 2024
($765 million and $5 million, respectively) approximate their fair values due to the short-term nature of the securitized assets and the floating rates of the liabilities.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. The carrying values of the restricted asset and non-recourse liability as of September 30, 2025 ($390 million and $334 million, respectively) and as of December 31, 2024
($387 million and $333 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
Green Power Solutions
The vehicle held unrestricted cash of $2 million as of September 30, 2025 and December 31, 2024.
For the details of the structure, purpose, legal terms and conclusions as to the primary beneficiary of these Variable Interest Entities
(“VIEs”), refer to “Note 22. Variable Interest Entities” of the 2024 Consolidated Financial Statements.
The carrying amounts of the assets and liabilities of VIEs reported within the Condensed Consolidated Balance Sheets are set out in
the following table:

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4	$2
Accounts receivable	882	767
Other current assets	5	—
Non-current assets:
Property, plant and equipment, net	62	60
Other non-current assets	393	389
Total assets	$1,346	$1,218

Liabilities
Current liabilities:
Accounts payable	$—	$6
Current portion of debt	1	2
Other current liabilities	8	2
Non-current liabilities:
Non-current debt due after one year	295	8
Other non-current liabilities	334	335
Total liabilities	$638	$353

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
19.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
September 30, 2025 and 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Reserves(1)	Total(2)
Balance at June 30, 2024	$1,056	$13	$753	$(751)	$1,071
Other comprehensive (income) loss	(86)	—	26	—	(60)
Balance at September 30, 2024	$970	$13	$779	$(751)	$1,011

Balance at June 30, 2025	$594	$18	$567	$(751)	$428
Other comprehensive income	(66)	(1)	(14)	—	(81)
Balance at September 30, 2025	$528	$17	$553	$(751)	$347
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
The tables below summarize the changes in accumulated other comprehensive loss by component for the nine months ended
September 30, 2025 and 2024:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Reserves(1)	Total(2)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	181	(3)	(14)	—	164
Balance at September 30, 2024	$970	$13	$779	$(751)	$1,011

Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(1,156)	1	56	—	(1,099)
Balance at September 30, 2025	$528	$17	$553	$(751)	$347
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United
Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
A summary of the components of other comprehensive income, including noncontrolling interest, for the three months ended
September 30, 2025, and 2024, is as follows:

	Three months ended September 30,
	2025			2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$66	$—	$66	$86	$—	$86
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss	8	(1)	7	9	(1)	8
Amortization of prior service credit	—	—	—	(1)	—	(1)
Foreign currency gain (loss) - pensions	7	—	7	(33)	—	(33)
Changes in fair value of cash flow hedges	1	—	1	—	—	—
Consolidated other comprehensive income	82	(1)	81	61	(1)	60
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income attributable to common shareholders	$82	$(1)	$81	$61	$(1)	$60
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the nine months ended
September 30, 2025, and 2024, is as follows:

	Nine months ended September 30,
	2025			2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$1,156	$—	$1,156	$(181)	$—	$(181)
Defined benefit pension and other postretirement benefit plans:
Net actuarial loss arising during period	(14)	4	(10)	(1)	—	(1)
Amortization and settlement recognition of net actuarial loss	24	(4)	20	48	(12)	36
Prior service cost arising during period	(5)	1	(4)	—	—	—
Amortization of prior service credit	(1)	—	(1)	(1)	—	(1)
Foreign currency loss - pensions	(61)	—	(61)	(20)	—	(20)
Changes in fair value of cash flow hedges	(1)	—	(1)	3	—	3
Consolidated other comprehensive income (loss)	1,098	1	1,099	(152)	(12)	(164)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common shareholders	$1,098	$1	$1,099	$(152)	$(12)	$(164)
20.  Subsequent Events
Dividend Approval
On October 29, 2025, the Company announced that its Board of Directors approved a quarterly dividend of $0.4308 per share on its ordinary shares. The quarterly dividend of $0.4308 per ordinary share is payable December 18, 2025 to shareholders of record at the close of business on November 14, 2025.

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
See “Note 2. Acquisitions” of the 2024 Consolidated Financial Statements for additional information related to the accounting for the
Combination.

Recent Developments
Capacity Reduction and Facility Closures
On April 30, 2025, we filed an 8-K that announced our plan to permanently close our coated recycled paperboard (“CRB”) mill in St.
Paul, Minnesota, U.S. and discontinue production at our containerboard mill in Forney, Texas, U.S. The Company also initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there. We stopped production at these two U.S. mills in June 2025 and May 2025, respectively. The mill closures reduced our capacity by over 500,000 tons. In the third quarter of 2025, we reached agreements with the local works councils in Germany and are in the process of closing those two converting facilities. The mill closures and two converting facility closures are not expected to have a significant impact on our net sales as we aim to match our supply with customer demand. See “Note 5. Impairment and Restructuring Costs” of the
Condensed Consolidated Financial Statements for additional information. Excluding associated impairment and restructuring costs, the elimination of corresponding fixed costs is anticipated to increase overall profitability.
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $332 million, to $8,003 million in the three months ended September 30, 2025, from
$7,671 million in the three months ended September 30, 2024. The three months ended September 30, 2025 included an extra five days compared to the prior year period since the Combination closed on July 5, 2024. Net sales increased by $10,029 million, to
$23,599 million in the nine months ended September 30, 2025, from $13,570 million in the nine months ended September 30, 2024.
As described in “Results of Operations” below, the increase in both periods was primarily due to the acquisition of WestRock which contributed approximately $270 million in the three months ended September 30, 2025 and $9,845 million in the nine months ended
September 30, 2025.
Net income (loss) attributable to common shareholders increased by $396 million, due to an income of $246 million in the three months ended September 30, 2025, compared to a loss of $150 million in the three months ended September 30, 2024. Net income
(loss) attributable to common shareholders increased by $429 million, to income of $602 million in the nine months ended
September 30, 2025, compared to income of $173 million in the nine months ended September 30, 2024. The increase in both the three and nine months ended September 30, 2025 was primarily due to the Combination. In the three and nine months ended
September 30, 2025, we incurred higher impairment and restructuring costs. In the three and nine months ended September 30, 2024 we incurred higher transaction and integration-related expenses associated with the Combination and $227 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory. In addition, the positive impact of the acquired operations was partially offset by higher interest expense post Combination. See “Note 5. Impairment and Restructuring Costs” and “Note 6.
Transaction and Integration-related Expenses Associated with the Combination” of the Condensed Consolidated Financial Statements
for additional information.
Net cash provided by operating activities increased by $1,495 million, to $2,197 million in the nine months ended September 30,
2025, from $702 million in the nine months ended September 30, 2024, primarily due to a $1,525 million increase in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net income adjusted for non-cash items was partially offset by the $30 million increase in the cash outflows from changes in operating assets and liabilities. During the nine months ended September 30, 2025,
Smurfit Westrock invested $1,609 million in capital expenditures. The Company’s net cash inflow from changes in debt was
$74 million, and it paid $675 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources”
below for additional information.
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

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$8,003	$7,671	$23,599	$13,570
Cost of goods sold	(6,434)	(6,321)	(18,938)	(10,817)
Gross profit	1,569	1,350	4,661	2,753
Selling, general and administrative expenses	(963)	(1,007)	(2,899)	(1,776)
Impairment and restructuring costs	(65)	(21)	(360)	(21)
Transaction and integration-related expenses associated with the Combination	(15)	(267)	(72)	(350)
Operating profit	526	55	1,330	606
Pension and other postretirement non-service income (expense), net	8	8	24	(31)
Interest expense, net	(177)	(167)	(526)	(225)
Other expense, net	(21)	(13)	(44)	(13)
Income (loss) before income taxes	336	(117)	784	337
Income tax expense	(91)	(33)	(183)	(164)
Net income (loss)	245	(150)	601	173
Net loss attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to common shareholders	$246	$(150)	$602	$173
Results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended
September 30, 2024
Net Sales
Net sales increased by $332 million, to $8,003 million in the three months ended September 30, 2025, from $7,671 million in the three months ended September 30, 2024. This increase included an extra five days compared to the prior year period since the Combination closed on July 5, 2024, or approximately $270 million. Excluding the impact of the WestRock acquisition for the extra five days, net sales increased by $62 million primarily resulting from a positive impact of $216 million due to a higher selling price mix and a $196 million net positive foreign currency impact, partly offset by a negative volume impact of $350 million.
Net sales increased by $10,029 million, to $23,599 million in the nine months ended September 30, 2025, from $13,570 million in the nine months ended September 30, 2024. This increase was primarily due to the impact of $9,845 million related to the acquisition of
WestRock. Excluding the impact of this acquisition, net sales increased by $184 million primarily resulting from a $450 million positive impact due to a higher selling price mix and a $143 million net positive foreign currency impact, partly offset by a negative volume impact of $408 million.
See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $113 million, to $6,434 million in the three months ended September 30, 2025, from $6,321 million in the three months ended September 30, 2024. This increase included an extra five days compared to the prior year period since the
Combination closed on July 5, 2024, or approximately $229 million. Excluding the impact of the acquisition of WestRock for the extra five days, cost of goods sold decreased by $116 million primarily due to an expense of $227 million included in the three months ended September 30, 2024 for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired.

Cost of goods sold increased by $8,121 million, to $18,938 million in the nine months ended September 30, 2025, from
$10,817 million in the nine months ended September 30, 2024. The increase in cost of goods sold was primarily due to the impact of the acquisition of WestRock of $8,240 million. Excluding the impact of this acquisition, cost of goods sold decreased $119 million primarily due to an expense of $227 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired in the nine months ended September 30, 2024.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased by $44 million, to $963 million in the three months ended September 30, 2025, from $1,007 million in the three months ended September 30, 2024. This decrease included an extra five days compared to the prior year period since the
Combination closed on July 5, 2024, or approximately $30 million. Excluding the impact of the WestRock acquisition for the extra five days, the decrease in SG&A expenses was primarily due to a lower share-based payment expense of $88 million in the three months ended September 30, 2025.
SG&A expenses increased by $1,123 million, to $2,899 million in the nine months ended September 30, 2025, from $1,776 million in the nine months ended September 30, 2024. The increase in SG&A expenses was primarily due to additional SG&A expenses of
$1,126 million related to the acquisition of WestRock.
Impairment and Restructuring Costs
Impairment and restructuring costs increased by $44 million, to $65 million in the three months ended September 30, 2025, from
$21 million in the three months ended September 30, 2024. In the three months ended September 30, 2025, impairment and restructuring costs consisted of $58 million of impairment charges and $7 million of restructuring costs. In the three months ended
September 30, 2024, impairment and restructuring costs consisted of $2 million of impairment charges and $19 million of restructuring costs.
Impairment and restructuring costs increased by $339 million, to $360 million in the nine months ended September 30, 2025, from
$21 million in the nine months ended September 30, 2024. In the nine months ended September 30, 2025, impairment and restructuring costs consisted of $242 million of impairment charges and $118 million of restructuring costs. In the nine months ended
September 30, 2024, impairment and restructuring costs consisted of $2 million of impairment charges and $19 million of restructuring costs. The increase in impairment and restructuring costs was primarily due to our announced plan to permanently close our CRB mill in St. Paul, Minnesota, U.S., discontinue production at our containerboard mill in Forney, Texas, U.S., and costs associated with two converting facilities in Germany that are in the process of closing. We stopped production at these two U.S. mills in June 2025 and May 2025, respectively.
See “Note 5. Impairment and Restructuring Costs” of the Condensed Consolidated Financial Statements for additional information.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $15 million and $267 million in the three months ended September 30, 2025 and 2024, respectively. In the three months ended September 30, 2025, transaction and integration-related expenses consisted primarily of $17 million of integration-related expenses associated with the Combination. In the three months ended September 30, 2024, transaction and integration-related expenses consisted of $128 million of transaction-related expenses and $139 million of integration-related expenses associated with the Combination.
The Company incurred transaction and integration-related expenses associated with the Combination of $72 million and $350 million in the nine months ended September 30, 2025 and 2024, respectively. In the nine months ended September 30, 2025, transaction and integration-related expenses consisted primarily of integration-related expenses associated with the Combination of $74 million. In the nine months ended September 30, 2024, transaction and integration-related expenses consisted of transaction-related expenses of
$211 million and $139 million of integration-related expenses associated with the Combination.

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
Pension and Other Postretirement Non-Service Income (Expense), Net
Pension and other postretirement non-service income (expense), net was flat year on year with income of $8 million in the three months ended September 30, 2025 and income of $8 million in the three months ended September 30, 2024. This was primarily due to a $1 million increase in the expected return on assets primarily due to acquired pension assets in connection with the Combination, fully offset by an increase in interest costs of $1 million primarily due to acquired pension liabilities in connection with the
Combination.
Pension and other postretirement non-service income (expense), net decreased by $55 million, to income of $24 million in the nine months ended September 30, 2025, from expense of $31 million in the nine months ended September 30, 2024. This decrease was primarily due to a $164 million increase in the expected return on assets primarily due to acquired pension assets in connection with the Combination and a decrease in net settlement loss of $19 million, partially offset by an increase in interest costs of $133 million primarily due to acquired pension liabilities in connection with the Combination.
Interest Expense, Net
Interest expense, net increased by $10 million to $177 million in the three months ended September 30, 2025, from $167 million in the three months ended September 30, 2024. This increase was primarily due to additional interest expense in 2025 due to our November
2024 debt refinancing and the inclusion of an additional five days of interest expense, net compared to the prior year period as the
Combination closed on July 5, 2024.
Interest expense, net increased by $301 million to $526 million in the nine months ended September 30, 2025, from $225 million in the nine months ended September 30, 2024. The increase was primarily the result of interest on debt assumed and debt issued in connection with the Combination.
See “Note 2. Acquisitions” and “Note 14. Debt” of the 2024 Consolidated Financial Statements for additional information on the debt assumed and debt issued in connection with the Combination.
Other (Expense) Income, Net
Other expense, net increased by $8 million to expense of $21 million in the three months ended September 30, 2025, from expense of
$13 million in the three months ended September 30, 2024 primarily due to a $7 million net negative impact from foreign currency translation of monetary assets and liabilities and a $4 million decrease in income from equity method investments, which were partially offset by a $3 million decrease in the expense recorded in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination.
Other expense, net increased by $31 million to expense of $44 million in the nine months ended September 30, 2025, from expense of
$13 million in the nine months ended September 30, 2024 primarily due to an $17 million increase in the expense recorded in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination and a $12 million net negative impact from foreign currency translation of monetary assets and liabilities.

Income Tax Expense
Income tax expense was $91 million in the three months ended September 30, 2025, compared to an income tax expense of
$33 million in the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025, was
27.1%, while the effective tax rate for the three months ended September 30, 2024, was (28.2)%.
Income tax expense was $183 million in the nine months ended September 30, 2025, compared to an income tax expense of
$164 million in the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025, was
23.3%, while the effective tax rate for the nine months ended September 30, 2024, was 48.7%.
See “Note 13. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.
On July 4, 2025, U.S. tax legislation was enacted that included a broad range of tax reform provisions affecting businesses, including extending and modifying certain existing international and domestic provisions. The financial statement impacts were considered in the third quarter, with no discrete period tax impacts of the change in tax law arising. Impacts from the legislation are either not applicable or immaterial to the financial statements. Certain changes may impact current or future cash tax obligations, but are not anticipated to impact the total tax expense.
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
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profitability is measured based on Adjusted EBITDA, defined as income (loss) before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-related expenses associated with the Combination, amortization of fair value step up on inventory and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales (aggregate):(1)
North America	$4,721	$4,649	$14,145	$5,499
Europe, MEA and APAC	2,831	2,651	8,191	7,056
LATAM	545	506	1,576	1,187

Segment Adjusted EBITDA:
North America	$810	$780	$2,347	$900
Europe, MEA and APAC	419	411	1,180	1,158
LATAM	116	116	354	257
(1) Net sales before intersegment eliminations

The three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $72 million, to $4,721 million in the three months ended September 30, 2025, from $4,649 million in the three months ended September 30, 2024. This increase was primarily due to the inclusion of an extra five days compared to the prior year period since the Combination closed on July 5, 2024, or approximately $247 million, and a $181 million impact of a higher sales price mix, partly offset by $358 million due to lower volumes.
Net sales before intersegment eliminations for the North America segment increased by $8,646 million, to $14,145 million in the nine months ended September 30, 2025, from $5,499 million in the nine months ended September 30, 2024. This increase was primarily due to the positive impact of $8,877 million from the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations decreased by $231 million primarily due to a $392 million impact of lower volumes and a net negative foreign currency impact of $71 million, partly offset by a $235 million impact from a higher sales price mix.
Adjusted EBITDA
Adjusted EBITDA for the North America segment increased by $30 million, to $810 million in the three months ended September 30,
2025, from $780 million in the three months ended September 30, 2024. This increase included an extra five days compared to the prior year period since the Combination closed on July 5, 2024, or approximately $38 million. Excluding the impact of the WestRock acquisition for the extra five days, Adjusted EBITDA decreased by $8 million due to lower volumes of $85 million, higher costs of
$104 million, partly offset by a higher sales price mix of $181 million.
Adjusted EBITDA for the North America segment increased by $1,447 million, to $2,347 million in the nine months ended
September 30, 2025, from $900 million in the nine months ended September 30, 2024. This increase was primarily due to the positive impact of $1,446 million from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA was essentially flat year on year with a higher sales price mix of $235 million fully offset by higher costs of $151 million, lower volumes of $75 million and net negative foreign currency impact of $9 million.
Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $180 million, to $2,831 million in the three months ended September 30, 2025, from $2,651 million in the three months ended September 30, 2024. This increase included approximately $23 million for the extra five days in the quarter compared to the prior year period since the Combination closed on July 5, 2024. Excluding the impact of the WestRock acquisition for the extra five days, net sales before intersegment eliminations increased by $157 million. This increase was primarily due to the net positive foreign currency impact of $197 million due to the strengthening of the euro against the U.S. dollar, partly offset by lower volumes of $37 million.
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $1,135 million, to $8,191 million in the nine months ended September 30, 2025, from $7,056 million in the nine months ended September 30, 2024. This increase was primarily due to the impact of $808 million which related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations increased by $327 million primarily due to a net positive foreign currency impact of $236 million primarily due to the strengthening of the euro against the U.S. dollar, a higher selling price mix of $147 million, partly offset by a negative volume impact of $70 million.

Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $8 million, to $419 million in the three months ended
September 30, 2025, from $411 million in the three months ended September 30, 2024. The increase was primarily due to a $25 million net positive foreign currency impact, partly offset by lower volumes of $12 million.
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $22 million, to $1,180 million in the nine months ended
September 30, 2025, from $1,158 million in the nine months ended September 30, 2024. There was an $84 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $62 million primarily due to higher costs of $225 million, partly offset by a higher selling price mix impact of $147 million.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $39 million, to $545 million in the three months ended September 30, 2025, from $506 million in the three months ended September 30, 2024. This increase was primarily due to the inclusion of an extra five days compared to the prior year period since the Combination closed on July 5, 2024, or approximately $12 million. Excluding the impact of the WestRock acquisition for the extra five days, net sales before intersegment eliminations increased by $27 million primarily due to a higher sales price mix of $39 million, partly offset by lower volumes of $4 million.
Net sales before intersegment eliminations for the LATAM segment increased by $389 million, to $1,576 million in the nine months ended September 30, 2025, from $1,187 million in the nine months ended September 30, 2024. This increase was primarily due to the positive impact of $375 million from the acquisition of WestRock.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment was $116 million in the three months ended September 30, 2025 and $116 million in the three months ended September 30, 2024. The results were primarily impacted by a higher sales price mix of $39 million that was more than offset by higher costs of $45 million.
Adjusted EBITDA for the LATAM segment increased by $97 million, to $354 million in the nine months ended September 30, 2025, from $257 million in the nine months ended September 30, 2024. This increase was primarily due to the positive impact of $117 million from the acquisition of WestRock. Excluding this acquisition, Adjusted EBITDA decreased by $20 million primarily due to higher costs of $84 million, partly offset by a higher selling price mix of $65 million.
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
As of September 30, 2025, Smurfit Westrock held cash and cash equivalents of $851 million, of which $234 million were held in euro,
$309 million were held in U.S. dollars and $308 million were held in other currencies. At September 30, 2025, the Company had
$4,739 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.6 years as of September 30, 2025. Combined with cash and cash equivalents of $851 million, the Company had $5,590 million of available liquidity.

As of September 30, 2025, Smurfit Westrock had $14,171 million of debt, excluding debt issuance costs. As of September 30, 2025, the carrying amount of current debt was $798 million. In the nine months ended September 30, 2025, total debt increased by
$516 million, $74 million of which was due to a net increase in borrowings and the remainder was primarily due to translation adjustments. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. At September 30, 2025, the unamortized fair value market adjustment was $39 million. Included within the carrying value of Smurfit Westrock’s borrowings as of September 30, 2025 are deferred debt issuance costs of $60 million, of which $8 million is current, all of which will be recognized in interest expense in Smurfit Westrock’s Condensed Consolidated Statements of
Operations using the effective interest rate method over the remaining life of the borrowings. See “Note 12. Debt” of the Condensed
Consolidated Financial Statements for a discussion of the Company’s additional debt-related information.
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
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs generally averages approximately 5% of the Company’s accounts receivable balance. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 11. Fair
Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Condensed Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 11-14% of the
Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were
$367 million as of September 30, 2025.

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
Debt” and “Note 18. Variable Interest Entities” of the Condensed Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.
Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Condensed Consolidated Statements of Cash
Flows for the periods presented ($ in millions):

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$2,197	$702
Net cash used for investing activities	$(1,564)	$(1,595)
Net cash (used for) provided by financing activities	$(674)	$869
Net cash provided by operating activities increased by $1,495 million to $2,197 million in the nine months ended September 30, 2025 from $702 million in the nine months ended September 30, 2024, primarily due to a $1,525 million increase in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net income adjusted for non-cash items was partially offset by the $30 million increase in the cash outflows from changes in operating assets and liabilities. The increase in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of $47 million in connection with the Company’s accounts receivable monetization agreements in the nine months ended September 30, 2025, compared to cash proceeds of $49 million in the prior year period. See “Note 11. Fair Value Measurement” of the Condensed Consolidated Financial Statements for additional information.
Net cash used for investing activities of $1,564 million in the nine months ended September 30, 2025 consisted primarily of capital expenditures of $1,609 million. Net cash used for investing activities of $1,595 million in the nine months ended September 30, 2024 consisted primarily of capital expenditures of $897 million and $716 million of cash paid for purchase of businesses, net of cash acquired.
Net cash used for financing activities of $674 million in the nine months ended September 30, 2025 consisted primarily of cash outflows from cash dividends paid to shareholders of $675 million, tax paid in connection with shares withheld from employees of
$68 million and debt issuance costs of $8 million, partially offset by a net increase in debt of $74 million. Net cash provided by financing activities of $869 million in the nine months ended September 30, 2024 consisted of cash inflows from a net increase in debt of $1,455 million, partially offset by cash outflows from dividends paid to shareholders of $493 million, debt issuance costs of
$44 million, purchases of treasury stock of $27 million, and tax paid in connection with shares withheld from employees of
$21 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of September 30, 2025, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements
As of September 30, 2025, Smurfit Westrock did not have any off-balance sheet arrangements.
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
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net income (loss) before income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income (expense), net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-related expenses associated with the Combination, amortization of fair value step up on inventory and other specific items that management believes are not indicative of the ongoing operating results of the business.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net income (loss)”.
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, for the periods presented ($ in millions).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$245	$(150)	$601	$173
Income tax expense	91	33	183	164
Depreciation, depletion and amortization	659	564	1,875	872
Impairment and restructuring costs	65	21	360	21
Transaction and integration-related expenses associated with the Combination	15	267	72	350
Amortization of fair value step up on inventory	—	227	—	227
Interest expense, net	177	167	526	225
Pension and other postretirement non-service (income) expense, net	(8)	(8)	(24)	31
Share-based compensation expense	35	123	114	154
Other expense, net	21	13	44	13
Other adjustments	2	8	16	(10)
Adjusted EBITDA	$1,302	$1,265	$3,767	$2,220
See “Note 3. Segment Information” of the Condensed Consolidated Financial Statements for additional information regarding “Other adjustments” in the table above.

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
Basis of Preparation of the Summarized Financial Information
The tables below present summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries have been presented separately. The summarized financial information below should be read in conjunction with the Company’s Condensed
Consolidated Financial Statements contained herein, as the summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries operated as independent entities ($ in millions).

SUMMARIZED STATEMENT OF OPERATIONS	Nine months ended September 30,
2025
Net sales to unrelated parties	$1,100
Net sales to Non-Obligor Subsidiaries	909
Gross profit	697
Interest expense, net with unrelated parties	(464)
Interest expense, net with Non-Obligor Subsidiaries	(253)
Net income and net income attributable to the Obligor Group	291

SUMMARIZED BALANCE SHEETS	September 30,	December 31,
	2025	2024
ASSETS
Current amounts due from Non-Obligor Subsidiaries	$5,617	$4,925
Other current assets	920	1,049
Total current assets	$6,537	$5,974

Non-current amounts due from Non-Obligor Subsidiaries	$2,938	$2,848
Other non-current assets	384	370
Total non-current assets	$3,322	$3,218

LIABILITIES
Current amounts due to Non-Obligor Subsidiaries	$8,320	$9,681
Other current liabilities	999	1,122
Total current liabilities	$9,319	$10,803

Non-current amounts due to Non-Obligor Subsidiaries	$6,467	$6,604
Other non-current liabilities	11,683	9,644
Total non-current liabilities	$18,150	$16,248

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the nine months ended September 30, 2025 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Remediation Plan
The process of designing, implementing and testing remediation measures is underway in respect of this material weakness and to improve our internal control over financial reporting. These remediation measures include a number of ongoing actions which have been prioritized in a material weakness remediation strategy that aligns to the most impactful controls:
•designing and implementing policies and guidance related to the operation of controls – this has been largely implemented with testing planned and ongoing to validate the operating effectiveness;
•developing appropriate controls over the review of manual journal entries – automated approval workflows for manual journal entries have now been implemented at relevant material locations, as has an additional risk-based interim manual control. Testing to validate the effectiveness of these controls is planned and ongoing; and
•enhancing and expanding across the organization the general IT processes and controls – this has been largely implemented with testing planned and ongoing to validate the operating effectiveness.
In addition, control operators continue to participate in SOX training and live support sessions, with a specific focus on the priority areas documented in the material weakness remediation strategy.
The implementation of our remediation measures is underway, and requires validation and testing of the design and operating effectiveness of internal controls over a sustained period. Until testing is completed, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.
Changes in Internal Control over Financial Reporting
Other than the changes that may continue to result from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to “Note 16. Commitments and Contingencies” of the
Condensed Consolidated Financial Statements (included in Part I, Item 1).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of ordinary shares during the three months ended September 30,
2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2025 – July 31, 2025	822	$43.00	—	—
August 1, 2025 – August 31, 2025	—	—	—	—
September 1, 2025 – September 30, 2025	—	—	—	—
Total	822		—
(1) During the three months ended September 30, 2025, 822 ordinary shares that would otherwise have been issued to current or former employees who were beneficiaries of the SKG Employee Trust in connection with the vesting and settlement of equity awards granted under the legacy Smurfit Kappa 2018 Deferred Bonus Plan were surrendered to the Company on behalf of such employees.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plan(s)
In the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act)
adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1†+	Second Amendment to Purchasing and Servicing of Receivables, dated as of September 12, 2025, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
**Submitted electronically herewith.
+Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Smurfit Westrock plc

Dated: November 7, 2025		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: November 7, 2025		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President & Group Chief Financial Officer
(Principal Financial Officer)