Form 10-K
period 2025-12-31
Smurfit Westrock plc
filed 2026-02-27
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $22,371 million.
The number of shares of registrant’s ordinary shares outstanding as of the close of business on February 20, 2026 was 524,253,735.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2026 annual general meeting of shareholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain “forward-looking statements” (including within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))
regarding, among other things, the plans, strategies, outcomes, outlooks and prospects, both business and financial, of Smurfit
Westrock, the expected benefits of the completed Combination of Smurfit Kappa and WestRock Company (including, but not limited to, synergies as well as our scale, geographic reach and product portfolio, or impact of announced closures), and any other statements regarding Smurfit Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit Westrock, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”,
“anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”,
“aims”, “considered”, “likely” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur.
Actual results may differ materially from the current expectations of the Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors” and in subsequent filings with the Securities and Exchange
Commission (“SEC”) by the Company. Forward-looking and other statements in this document may also address the Company’s corporate responsibility progress, plans, and initiatives (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
The Company’s forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the date they are made. Neither the Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations (including under the U.K. Listing Rules, the Disclosure Guidance and Transparency Rules, the U.K. Market Abuse
Regulation and other applicable regulations), the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
Overview
Smurfit Westrock was created in July 2024 as a strategic combination between Smurfit Kappa Group plc (re-registered as Smurfit
Kappa Group Limited) (“Smurfit Kappa”), one of the leading integrated corrugated packaging manufacturers in Europe, with a large-
scale pan-regional presence in Latin America, and WestRock Company (“WestRock”), one of the leaders in North America in corrugated and consumer packaging solutions and a multinational provider of sustainable fiber-based paper and packaging solutions.
We are a global leader in sustainable, paper-based packaging with extensive scale, quality products and geographic reach and diversity. We aim to create the ‘go-to’ packaging partner of choice, bringing together highly complementary portfolios and sets of capabilities benefiting customers, employees and shareholders.
Background
Smurfit Westrock was incorporated and registered in Ireland on July 6, 2017, under the Irish Companies Act as a private company limited by shares with registered number 607515, with the name “Cepheidway Limited.” On September 12, 2023, Smurfit Kappa and
WestRock announced entry into a transaction agreement pursuant to which the companies would execute a strategic combination (the
“Combination”). Prior to the Combination, Smurfit Westrock re-registered as an Irish public limited company pursuant to Part 20 of the Companies Act 2014 of Ireland, as amended (the “Irish Companies Act”) and was renamed “Smurfit Westrock plc.” Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly-owned subsidiaries of Smurfit Westrock, and
Smurfit Westrock continued as the new holding company of the combined group of Smurfit Kappa and WestRock. As a result of the
Combination, former Smurfit Kappa shareholders and WestRock shareholders became holders of Smurfit Westrock ordinary shares.
Smurfit Westrock had no historical operations nor traded or carried out any business of its own since its incorporation until just prior to consummation of the Combination.
Smurfit Westrock has a dual listing on the New York Stock Exchange (“NYSE”) and the equity shares (international commercial companies secondary listing) category of the Official List of the U.K. Financial Conduct Authority (“FCA”), and Smurfit Westrock
ordinary shares trade on the NYSE and the London Stock Exchange’s main market for listed securities.
See “Note 1.1. Description of Business” and “Note 2. Acquisitions” of the Notes to Consolidated Financial Statements for additional information related to the Combination and the accounting for the Combination.
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
      Solidboard and Solidboard Packaging
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
We currently operate 57 paper mills (36 of which produce containerboard only, seven of which produce paperboard only, with six producing both, five producing containerboard and another grade, one producing paperboard and another grade and two producing kraft paper only), 450 converting plants (329 of which convert containerboard into corrugated containers, 84 of which convert paperboard into consumer packaging or manufacture leaflets or labels for consumer packaging, five sack plants and 32 other conversion facilities), 70 recovered fiber facilities, two wood procurement operations in Europe (which together provide raw material for our mills in Europe), two forestry operations in Latin America, 57 distribution facilities in North America, and 30 other production facilities carrying out other related activities. In addition, we have approximately 308,000 acres of forests and plantations, the majority of which are owned in Latin America. These forests and plantations support mill operations in addition to propagating trees for planting. Our footprint allows us to better serve customers in close proximity to our corrugated box plants.
Our geographic reach is organized around three segments:
•North America (including the U.S., Canada and Mexico);
•Europe, the Middle East and Africa (“MEA”) and Asia-Pacific (“APAC”); and
•Latin America (“LATAM”).
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
      Our Vision
Our vision is to dynamically and sustainably deliver secure, superior and long-term value for all stakeholders, as one of the world’s great companies, guided by our core values of safety, loyalty, integrity and respect. Stakeholders comprise shareholders, employees, customers, local communities and suppliers.
•One of the World’s Great Companies. We strive to operate a globally admired business, underpinned by the following; (i)
our core values; (ii) being an employer of choice; (iii) providing a demonstrably differentiated offering to our customers; (iv)
being a leader in sustainability in the industry; and (v) being valued in excess of our peers.
•Dynamically and Sustainably Delivering. With a performance-led culture and a diverse workforce that is both driven and engaged, we seek to seize internal and external growth opportunities by engaging in disciplined and focused capital allocation in order to present a highly differentiated and sustainable offering to customers.
•Secure, Superior and Long-Term Value. In seeking secure and superior value creation, over the long-term, we focus on strong cash generation, balance sheet strength with significant financial flexibility and low-cost operations, and an optimum level of vertical integration to mitigate cyclical risk while maximizing the performance of our assets. We aim to have a team of dedicated and engaged employees continually innovating across our product range.
Our vision guides our strategic objective of maintaining and deepening long-term customer relationships by seeking to provide customers with innovative and differentiated sustainable packaging solutions that aim to enhance customers’ prospects of success in their end markets.
To achieve this objective, we have identified three key areas of focus through our integrated system:
•Converting. Capitalize on differentiation to drive growth. This differentiation encompasses our paper-based packaging offerings of corrugated and consumer packaging across our segments, along with other specialist product offerings such as bag-in-box and paper sacks. The offerings are supported by our innovation initiatives.
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
Based on these focus areas, we have developed the following strategic priorities:
1.Expanding market positions through focused growth, including in particular driving the sustainability agenda;
2.Continuing focus on customer engagement and innovation to become the supplier/partner of choice for our customers;
3.Enhancing operational excellence through the continuous upgrade of customer offerings and service;
4.Recruiting, retaining, developing and motivating the best people; and
5.Efficiently allocating capital.

Segment Overview
A) North America Segment
Our North American operations are in the U.S., Canada and Mexico.
Sales of our North America segment accounted for 58.5% of our net sales to external customers in 2025. See “Note 3. Segment
Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of
Financial Condition and Results of Operations”, for additional information.
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
      Mills
Our North America segment mill operations consist of 27 mills. Our mill operations consist of both integrated virgin and recycled fiber mills, that produce containerboard, paperboard and specialty grades, including kraft paper and market pulp. The majority of the output of the mill system is used in our own converting operations.
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
In the year ended December 31, 2025 our containerboard mills in North America produced approximately 9.3 million tons and our paperboard mills in North America produced approximately 3.2 million tons.
Any paper not used in our own operations is sold through our commercial paper operations, generating revenues primarily from the sale of containerboard, paperboard and specialty grades to external customers, and we serve primarily corrugated packaging, folding carton, food service, liquid packaging and commercial print markets. We sell our products globally to customers who value our scale, wide range of products, and service.
      Corrugated Packaging
We operate 152 corrugated packaging plants in North America. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. We provide customers with innovative packaging solutions to help them promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We offer a machinery solution that creates pouches that replace single-use plastics, including bubble mailers.

We design, manufacture and, in certain cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for these customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked with our customers’ product; therefore, they are constructed primarily from metal, plastic, wood and other durable materials. We manufacture and distribute point-of-sale material utilizing litho, screen and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.
We also have 57 distribution operations that generate revenues primarily from the distribution of packaging products and three locations that assemble display products. We distribute corrugated packaging materials and other specialty packaging products, including stretch film, void fill, carton sealing tape and other specialty tapes, through our network of warehouses and distribution facilities. We also provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks.
We are the one of the largest manufacturers of corrugated packaging in North America, with operations in the U.S., Canada and
Mexico. In the year ended December 31, 2025 our corrugated operations in North America shipped approximately 100 billion square feet.
      Consumer Packaging
We operate 37 consumer packaging plants in North America. Our consumer packaging operations generate revenues primarily from the sale of consumer packaging products such as folding cartons, inserts and labels. We are one of the largest manufacturers of folding cartons in North America, with operations in the U.S., Canada and Mexico. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services.
B) Europe, MEA and APAC Segment
Our Europe, MEA and APAC segment mill operations consist of 21 mills, and includes a system of mills and box plants that primarily produce a full line of containerboard that is converted into corrugated containers. We operate in 22 countries across western and eastern Europe. Our main European operations are in Germany, France, the Netherlands, Italy, the U.K., Spain, Sweden and Austria.
Our Europe, MEA and APAC segment operational management manage a number of operations outside Europe, including a corrugated plant in Morocco, Africa, a containerboard mill and corrugated plant in India, and consumer packaging operations in
China, Japan and Australia. We also manage four (non-European) facilities that manufacture bag-in-box, located in Argentina,
Canada, Mexico and the U.S. (with a fifth expected to begin operation in the U.S. in 2026) and therefore such operations are included in the Europe, MEA and APAC segment.
Sales of our Europe, MEA and APAC segment accounted for 34.8% of our net sales to our external customers in 2025. See “Note 3.
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

Our operations in the Europe, MEA and APAC segment are highly integrated. In 2025 we were approximately 10% long on paper in
Europe, MEA and APAC as paper production exceeded containerboard that is converted into corrugated containers in our converting plants.
      Containerboard and Corrugated Containers
We operate 14 recycled containerboard mills throughout Europe (three in Germany, two in each of France, the U.K., the Netherlands and Italy, and one in each of Spain, the Czech Republic and Serbia), as well as one in India. Our three kraftliner mills, located at Piteå
(Sweden), Facture (France), and Nettingsdorfer (Austria), are among the largest and, we believe, the lowest cost kraftliner mills in
Western Europe.
In the year ended December 31, 2025, our containerboard mills in our Europe, MEA and APAC segment produced approximately 6.4 million tons.
We are one of the leading producers of corrugated containers in Europe by capacity, with 179 production facilities (comprising corrugated plants, sheet feeders, sheet plants and other specialized facilities). We have an extensive geographic presence in western
Europe and a growing presence in eastern and southeastern Europe. We also have a containerboard mill and corrugated conversion facility in India. In 2025, our corrugated operations in our Europe, MEA and APAC segment shipped approximately 96.8 billion square feet.
      Consumer Packaging
We operate 40 consumer packaging plants in Europe in 12 countries which primarily manufacture folding cartons, labels and leaflets for consumer packaging markets. We are one of the largest producers in Europe. We also have operations in China, Japan and
Australia in consumer packaging.
      Other Paperboard and Other Paper
In the year ended December 31, 2025 we produced approximately 0.4 million tons of other paperboard, comprising sack kraft, machine glazed paper and solidboard in three mills located in Germany and Spain. We are one of the leading manufacturers of both solidboard and solidboard packaging in Europe.
      Bag-in-box
We are one of the largest European manufacturers in the high growth bag-in-box market, a leading European supplier of bags for bag-
in-box packaging (primarily packaged in corrugated boxes) for the wine market, and a significant global supplier for taps for bag-in-
box packaging for the wine market. We have nine bag-in-box or tap manufacturing facilities located in France, Spain, Italy, Bulgaria,
Canada, Argentina, Mexico, and the U.S. A tenth facility is under construction in the U.S.
C) LATAM Segment
We are a leading business in containerboard and corrugated containers in Latin America.
In Latin America, we are one of the largest producers of corrugated containers and containerboard, by volume. Our largest operations in Latin America are in Brazil and Colombia. We have operated continuously in Latin America since 1986.
Reliable third-party data on Latin America is not available and, therefore, statements in relation to our market position in Latin
America are based on management estimates.
Sales of our LATAM segment accounted for 6.7% of our net sales in 2025. See “Note 3. Segment Information” of the Notes to
Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations”, for additional information.

      Products
Our LATAM segment mill operations consist of nine mills in three countries (Brazil, Colombia and Argentina) producing containerboard, consumer packaging board and sack kraft paper, with combined productions of approximately 1.5 million tons in the year ended December 31, 2025 (of which containerboard represented approximately 1.3 million tons).
The LATAM segment has 27 corrugated plants in eight countries – Brazil, Colombia, Argentina, the Dominican Republic, Costa Rica,
El Salvador, Peru, Chile, as well as Puerto Rico. The LATAM segment for the year ended December 31, 2025 shipped approximately
23 billion square feet of corrugated containers.
We also have folding cartons operations in Costa Rica and El Salvador and the Dominican Republic, paper sack operations in
Colombia, Ecuador, Costa Rica and the Dominican Republic, and a recycling plant in Nicaragua.
Sales and Marketing
We provide packaging products for the transportation of a diverse range of consumer and industrial goods, such as processed and fresh food, agricultural products, beverages, industrial and consumer electronics, chemicals and pharmaceuticals, and a range of other products, as well as higher value-added corrugated products, such as those featuring enhanced graphics used for point-of-sale displays and consumer and shelf-ready packaging. During 2025, the majority of our products were sold to the fast-moving consumer goods sector.
No individual customer accounted for more than 10% of our net sales in 2025. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers.
A portion of our customers are considered pan-regional, and we have teams devoted to managing and servicing the requirements of these customers. These teams work in conjunction with local operations. Another portion of our customers are multi-national accounts, serviced in more than one country (or state, in the case of the U.S.) but not across a full region. We have also built teams to service their requirements. The remaining customers are considered either multi-site national accounts within a single country or local accounts, and marketing and sales activity for these customers is primarily undertaken by local businesses. Our tailored approach to sales and marketing allows us to remain close to our customers irrespective of size while also staying updated on competitors’
offerings and local market developments.
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
Seasonality
While our businesses are not materially impacted by seasonality, there is some variability in demand that occurs from quarter to quarter. Our volumes in the first half of the year are generally expected to be stronger than the second half in our North America segment and Europe, MEA and APAC segment, while volumes in our LATAM segment are generally the opposite.
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
Our overall fiber sourcing for all of our mills in North America is approximately 57% virgin and 43% recycled. Recycled fiber prices and virgin fiber prices can fluctuate significantly. We source virgin fiber from third-party sources, and recycled fiber through a combination of our own depots, long and short-term contracts and from the open market.
Our overall fiber sourcing for our mills in our Europe, MEA and APAC segment is approximately 22% virgin and 78% recycled.
Recycled fiber prices in particular can fluctuate significantly, and may not necessarily move in the same direction or quantum as in other regions. We source virgin fiber in Europe from third-party sources, and recycled fiber through a combination of our own depots, long and short-term contracts and on the open market.
Our overall fiber sourcing for our mills in Latin America is approximately 58% virgin and 42% recycled. Recycled prices in particular can fluctuate significantly and vary from country to country in Latin America. We source virgin fiber primarily from our own forestry bases in Colombia and Brazil, but also from the market. We source recycled fiber through a combination of our own depots, long and short-term contracts and from the open market.
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
Energy
We incur energy costs in our mill operations and the cost of natural gas, oil, electricity and purchased biomass fuel is subject to fluctuations. In our recycled mills, we primarily use natural gas and electricity, supplemented at certain mills with fuel oil. In our virgin fiber mills, we primarily use biomass and natural gas, supplemented at times with fuel oil, and, at a limited number of facilities, coal, to generate steam used in the pulping and paper making processes and to generate some or all the electricity used on site. We primarily use purchased electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. We use commodity contracts to hedge energy exposures. See Item 1. “Business — Governmental
Regulation — Environmental” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Commodity Price
Risk” for additional information.
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

Our innovation model prioritizes agility for faster innovation and smarter testing, promoting global innovation with local relevance, fostering end-to-end circular packaging innovation, and enabling quicker, better decision making with market-leading capabilities. We emphasize local implementation and strong coordination to optimize efficiency and effectiveness across all operations and customer interactions. To help achieve this, we have 33 interconnected customer-centric Innovation and Experience centers, strategically positioned throughout the organization. These hubs are responsible for bringing to life a “local” approach by aligning the global vision with local customization influenced by the culture, trends and customer needs. Additionally, our innovation teams focus on customer focused initiatives, backed by market-leading capabilities.
We have a suite of tools to support our innovation and selling efforts. The strengths of these tools include the amount of data that has been gathered for their use over a long period of time, and the fact that they are internally developed and are equally available to all operations.
Demonstrating our commitment to excellence, in 2025, we won in excess of a hundred awards across a host of categories, including design, innovation, safety, sustainability, supplier excellence, community engagement and as a top employer. Our leadership was recognized globally and locally with Tony Smurfit being named CEO of the Year by both The Irish Times and Fastmarkets. Smurfit
Westrock was also ranked among Forbes Magazine’s Global 2000, TIME Magazine’s World’s Best Companies, and Sustainability
Magazine’s Most Sustainable Companies, as well as being named Company of the Year by Business and Finance Media Group. Our
innovation expertise and creativity were recognized with 10 WorldStar 2025 awards, five PAC Global Awards and nine Shop! OMA
Awards.
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
To support the market in developing and implementing innovative packaging solutions more rapidly, reliably and collaboratively, we launched our Design2Market concept in 2022. With hundreds of successful projects executed for leading brands using Design2Market or similar concepts, our customers benefit from a streamlined testing process, reduced risk and sustainable packaging options, all aligned with our commitment to innovation and sustainability through the Better Planet Packaging initiative.
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
There is strong oversight of sustainability and related matters within the Company. The Sustainability Committee of the Company’s
Board of Directors (the “Board”) has been in place since the completion of the Combination and met on five occasions in 2025.
Climate change is a regular agenda item at Sustainability Committee meetings, where the Sustainability Committee reviews various aspects of the Company’s climate strategy, stakeholder expectations and the evolving regulatory landscape. The Company’s chief executive officer (the “CEO”), through his overall responsibility for the day-to-day oversight of the Company’s business and the implementation of the Company strategy and policies, is directly responsible for actions governing sustainability, including areas such as climate change. He is also responsible for providing that the Company’s purpose, values and culture are instilled throughout the
Company. The CEO is also a Director of the Board.
We understand the challenges facing both our business and the planet and are committed to doing our part in resolving these critical issues. Our ambition is to deliver sustainable growth for the benefit of all our stakeholders based on three pillars: Planet, People and
Communities, and Impactful Business.
      Planet
The circular economy has long been at the core of our business. We use renewable, recyclable, and recycled materials to create innovative, sustainable packaging solutions. As a leading consumer of recycled fiber, we play our part in the circular economy by recycling old paper-based packaging. The virgin wood fiber we use is sourced from responsibly managed forests and all our fiber-
based manufacturing facilities have been chain of custody certified to internationally recognized standards. We work with our customers to help them deliver on their sustainability goals.
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
      Climate-Related Disclosures
We recognize the need for climate-related disclosures as part of our commitment to sustainability and responsible corporate citizenship. We published an overview of our approach to climate risk management in the first half of 2025 as part of our 2024 sustainability report which took into consideration the recommendations of the Task Force on Climate-related Financial Disclosures.
Our sustainability report will be made available on our website in April 2026 at www.smurfitwestrock.com/sustainability. The information contained in our sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
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

Human Capital Resources
People are our priority. Our primary objective is to provide a great place to work for all our employees guided by our commitment to equal employment opportunity for all. We understand that our success is driven by our highly valued, motivated and diverse teams across the world. By building a safe and inclusive work environment that empowers and inspires our global workforce, our people will be able to thrive and grow our business. Our responsibility as an employer is to create a workplace where people can earn a fair living, where they will be safe and can return home to their families every day, and to provide the conditions where they feel valued and respected.
As of December 31, 2025, we employed approximately 97,000 people across the 40 countries in which we operate, of which approximately 50,000 were in the North America segment, approximately 36,500 in our Europe, MEA and APAC segment, and approximately 10,500 in the LATAM segment. Our businesses can be seasonal in nature which results in peaks and troughs in employment numbers across certain sections of our workforce. These changes are managed through fair and flexible hiring practices in accordance with applicable laws.
We have collective bargaining agreements with labor unions in various jurisdictions in which we operate which expire and are renegotiated at various dates. We are currently in negotiations to renew or extend certain union contracts that have expired or are expiring in the future. There are different labor unions represented across our sites and the majority of unionized employees are covered by labor agreements as a result of either local or national negotiations in the countries concerned. The majority of our unionized employees in the U.S. are represented by the United Steelworkers. In Europe, we are currently in the process of merging the
Smurfit Kappa and the WestRock European Works Councils. The European Works Councils were created to assist in the development of an open two-way communication process on matters related to the business and the work environment. During 2025, we experienced no significant work stoppages, and we believe we have satisfactory labor relations with our employees.
      Safety, Health and Well-Being
We promote a strong culture of safety and well-being. The safety and well-being of our employees, contractors, and other stakeholders is paramount to us and is a core value for Smurfit Westrock. Operating safely is a non-negotiable, and our ‘Safety for Life’ program is active across all regions and will remain at the heart of our continuous improvement programs. We strive every day to ensure that each of our employees return home safely.
Smurfit Westrock invests substantial time, effort, and financial resources to comply with applicable regulations and to promote a safe workplace. In 2025, we achieved a lost time incident rate of 0.56, and a total recordable incident rate of 1.06 for the combined group, based on the number of incidents per 200,000 work hours for employees. Beyond reporting and learning from incidents, we proactively invest in initiatives, tools, technology and safety programs across the Group. We endeavor to ensure the right safety conversations are happening to better control and mitigate potential risks.
      An Employer of Choice
We are truly a diverse organization with approximately 97,000 employees from across the 40 countries in which we operate. We are committed to fostering a safe, respectful and inclusive workplace where everyone has a real sense of belonging and can be their authentic selves at work every day. We strive for a culture and a workplace where all our employees feel valued, respected, and empowered to thrive. Our people priorities, which are designed to help us develop a sustainable business, includes a focus on employee engagement, people development and social support to our communities.
We have a number of communications coordinators and Employee Resource Groups in each region which focus on the topics that matter most locally. These groups have been established on a voluntary basis, are employee-led based on common interests and backgrounds, and have executive sponsorship to help with momentum, profile and resourcing.
We are deeply committed to our communities and collaborating with them. We encourage our local teams to connect with their communities through social and environmental initiatives. Our Open Community initiatives cover all aspects of our involvement with our communities around the world, with hundreds of projects in flight centered on four pillars: Empowering Communities,
Encouraging Well-being, Inspiring Our Future and Protecting Our Planet.

      Culture & Engagement
Our culture is rooted in our values, which expects each employee, leader and function to live our values of safety, integrity, respect and loyalty. We infuse our values through our ways of working and communication across the organization. In addition to engagement and pulse surveys, in 2025 we developed and launched our first combined global employee engagement survey with over 80,000 employees participating with their feedback. We also encourage regular, live communications across the organization and host quarterly global town halls with our senior leadership that include business updates and employee question-and-answer sessions. In addition, regional business town halls are held on a regular basis.
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
      Compensation & Benefits
We believe our compensation packages provide the appropriate incentives to attract, retain and motivate our employees, and ultimately to grow our business. Our compensation programs are designed to reinforce performance, our business growth and our talent strategy. We provide base pay that is market relevant and competitive and that aligns with employee positions, skill levels, and experience. In addition to base pay, we provide opportunity for employees to receive annual performance-based incentive awards for certain jobs and job levels. Our employee benefits packages, which vary by country and region, are competitive and local market relevant.
We continue to evolve our medical and welfare benefits programs to provide for employees’ health and well-being, including employee assistance programs. Additionally, to foster a strong sense of accountability and ownership, and align the interests of managers with shareholders, we grant stock-based incentives to our most senior manager levels.
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

Governmental Regulation
      Health and Safety
Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. Safeguarding the health, safety and overall welfare of our team is core to how we operate and critical to attracting and retaining the best talent, while also playing a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through comprehensive safety management systems that include global policies, performance standards, implementation tools, guidance documents, standardized forms, best practice sharing and operational learning. We seek to reduce exposures and eliminate life-changing events through engagement, execution of targeted, results-driven activities, and implementation of systems that promote continuous improvement.
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
      Environmental
Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. We invested approximately $168 million of capital expenditure during fiscal 2025 on matters relating to environmental compliance.
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
From time to time, we have used, and expect to continue using, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure. Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investors.smurfitwestrock.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts.

Information About Our Executive Officers
Our executive officers as of the date of this Annual Report on Form 10-K are as follows:
Anthony Smurfit, 62, serves as the President & Group Chief Executive Officer, a position he held since 2024 and as director of
Smurfit Westrock since 2023. He served as a director of Smurfit Kappa, one of our wholly-owned subsidiaries, and its predecessors from 1989 and as Group Chief Executive Officer of Smurfit Kappa between 2015 and 2024. Prior to that, he served as Group Chief
Operations Officer of Smurfit Kappa from 2002 until 2015. He was Chief Executive of Smurfit Europe from October 1999 to 2002 prior to which he was Deputy Chief Executive of Smurfit Europe and previously Chief Executive Officer of Smurfit France.
Ken Bowles, 54, serves as the Executive Vice President & Group Chief Financial Officer, a position he held since 2024 and as director of Smurfit Westrock since 2023. He joined a predecessor of Smurfit Kappa, one of our wholly-owned subsidiaries, in 1994 and occupied a number of finance roles in various parts of Smurfit Kappa and its predecessors. He was appointed Group Chief
Financial Officer and a director of Smurfit Kappa in 2016, prior to which he was the Group Financial Controller between 2010 and
2016. Previously, he served as Smurfit Kappa Group’s Head of Tax from 2007 to 2010, prior to which he was appointed as the
Group’s first Head of Compliance in 2004.
Laurent Sellier, 57, serves as the President & Chief Executive Officer, North America (including Mexico), a position he held since
July 5, 2024. He joined Smurfit Kappa, one of our wholly-owned subsidiaries, in 1994 as an internal auditor, and since then has worked in several positions across Smurfit Kappa in France, the United Kingdom, Spain and the Netherlands. Mr. Sellier was
appointed Chief Executive Officer of Smurfit Kappa Americas in January 2022. Mr. Sellier was formerly the Chief Operating Officer of the Smurfit Kappa Europe Paper and Board Division.
Saverio Mayer, 60, serves as the President & Chief Executive Officer, Europe, MEA and APAC, a position he held since July 5,
2024. He joined Smurfit Kappa, one of our wholly-owned subsidiaries, in 1986 and since then has held a number of commercial and operational roles. Mr. Mayer was appointed Chief Executive Officer, Europe, at Smurfit Kappa in April 2017. Formerly Mr. Mayer
was Head of Pan European Sales in 1996, before taking up the position of Chief Executive Officer of Smurfit Kappa Italy in 2001. In
conjunction with his role in Italy, Mr. Mayer also served as the Chief Executive Officer of Smurfit Kappa Russia from 2007 to 2009,
Chief Executive Officer of Smurfit Kappa Poland from 2007 to 2011 and since 2011 was responsible for the Bag-in-Box (“BIB”)
Division. In September 2015, he was appointed Chief Operations Officer of Corrugated and Converting Europe and was responsible for the operational, sales, and financial performance of the corrugated plants and BIB Division.
Alvaro Henao, 60, currently serves as the President & Chief Executive Officer, LATAM, a position he held since February 1, 2025.
Prior to this role, Mr. Henao served as the Company’s Senior Vice President of Integration, the role he has held since 2024.
Previously, over the course of 36 years, he held various positions of increased responsibility at Smurfit Kappa, one of our wholly-
owned subsidiaries. Most recently, between 2013 and 2023, he served as Chief Executive Officer, Central Cluster, at Smurfit Kappa.
Ben Garren, 64, serves as the EVP & Group General Counsel, a position he held since July 8, 2024. Prior to his current position, Mr.
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

Item 1A. Risk Factors
Investing in our ordinary shares involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below, which could have a material adverse effect on our business, financial condition, reputation, results of operations
(including revenues and profitability) and/or ordinary share price, with all of the other information included in this Annual Report on
Form 10-K. The Company may not be able to accurately predict, control or mitigate these risks. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. The risks and uncertainties described below are not exhaustive and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future.
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
•Failure by us to successfully implement strategic transformation initiatives, including those relating to information technology infrastructure, or to achieve our mid-range or long-range targets and goals could adversely affect our business and share price.
•If we are unsuccessful in integrating acquisitions or if disposals result in unexpected costs or liabilities, our business could be materially and adversely affected.
•We face risks related to the Combination.

Financial Risks
•Our growth depends on our ability to retain existing customers and attract new customers.
•Our debt could adversely affect our financial health and operating flexibility.
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
•We have a number of pension arrangements that are currently in deficit and may require increased funding due to statutory requirements.
•Our decision or ability to pay dividends in respect of our shares or conduct share repurchases is subject to a number of factors, and there are no guarantees that the Company will pay dividends or maintain or increase the level of any such dividends or that the Company will conduct share repurchases.
•Changes in existing financial accounting standards or practices may have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Legal and Regulatory Risks
•We are subject to a wide variety of laws, regulations and other requirements that may change or may impose substantial compliance costs.
•We are subject to a growing number of environmental and climate change laws and regulations that impose compliance obligations and costs, and failure to comply with these laws may have a material adverse effect on our business.
•Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
•We are subject to compliance with competition and antitrust laws and regulations in the jurisdictions in which we operate and, from time to time, may be subject to investigations or proceedings with respect to allegations of unfair competitive practices and similar behavior.
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
•We are required to comply with the Sarbanes-Oxley Act, and we may continue to incur significant costs and devote substantial management time towards maintaining and improving our internal controls, which may materially adversely affect our operating results in the future.
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
•macroeconomic and business conditions, including deteriorating or volatile macroeconomic conditions and related supply and demand dynamics, as well as inflation and deflation;
•geopolitical conflicts and other social and political unrest or change;
•sustainability, environmental regulations and trade policies and agreements;
•conditions in the financial markets, including counterparty risk, insurance carrier risk, rising interest rates, rising commodity prices, and currency exchange rate fluctuations, which may impact price and demand for our products and the costs to finance and operate our business;
•financial and economic uncertainties in our major international markets;
•government deficit reduction and other austerity measures in specific countries or regions, including protectionist measures that limit international trade, could have a negative impact on manufacturing and production levels of businesses and customers in the markets in which we operate; and
•cyber incidents and related threats to the confidentiality, integrity and availability of data in systems.
We are unable to predict the timing or rate at which economic conditions in our markets may change and the impact of such changes.
For example, if the economic climate were to experience a deterioration as a result of geopolitical events (such as an escalation in existing wars or conflicts or the initiation of additional conflicts or hostilities), trade tensions (including the implementation of tariffs on U.S. imports by the current U.S. Administration and potential retaliatory tariffs) and/or a pandemic, it could result in an economic slowdown which, if sustained over any significant length of time, could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares. In addition, changes in trade policies, including renegotiating, or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with operating our business, including certain of our capital investments.
We experienced cost inflation across our business in fiscal 2023, 2024 and 2025, albeit at moderating levels since fiscal 2022.
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
Consequently, the industry has from time-to-time experienced periods of substantial overcapacity and there can be no assurance that this will not reoccur. For example, we experienced market-related downtime at certain of our mills during the fourth quarter of fiscal
2025.
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
Because our operations generally have high fixed operating costs, and pricing movements can be triggered, at times, by imbalances between supply and demand, our earnings are highly dependent on demand, which tends to fluctuate due to macroeconomic conditions, dynamics in the markets we serve, and due to company- and customer-specific issues. For example, through 2024 and
2025, we experienced lower demand due to factors such as, but not limited to, uncertainty caused by challenging geopolitical and macroeconomic conditions, certain customer inventory rebalancing and shifting consumer spending. These and other fluctuations when they occur can lead to significant variability in our sales, results of operations and cash flow, making it difficult to predict our financial results with certainty.
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
Certain of the Company’s paper mills are subject to regulation under regulatory programs that mandate reductions in greenhouse gas emissions, including the EU Emissions Trading Scheme, Quebec’s Regulation respecting a cap-and-trade system for greenhouse gas emission allowances, and, in the United States, the Washington Climate Commitment Act, whereby covered businesses are issued emissions allowances based on an annual limit or “cap” on greenhouse gas emissions and are required to have a sufficient number of allowances to cover their annual greenhouse gas emissions. If a business’ greenhouse gas emissions exceed its available allowances, it may be required to make capital investments or other expenditures to reduce emissions, or it may be required to buy additional allowances on the market, at government auctions, or from other program participants. Failure to have a sufficient number of allowances available may subject a business to penalties. As part of an energy-intensive, trade-exposed sector, the Company’s paper mills that are subject to existing cap-and-trade regulations are entitled to receive a certain number of greenhouse gas emission allowances at no cost to ease the energy transition. There is a risk that we will not have enough free allowances to meet our compliance requirements. If we are required to make investments to reduce our greenhouse gas emissions, such as switching fuels to lower carbon alternatives, or purchase allowances, these costs may not be recoverable through higher prices for our products and could negatively affect our operations, financial condition and cash flows. Failure to meet our greenhouse gas obligations could result in fines, penalties and potential damage to our business reputation. We also face risks that more of the Company facilities could become subject to cap-and-trade programs or similar greenhouse gas reduction mandates in the future and that these programs or mandates could significantly increase our energy and other input costs in these jurisdictions. Our production processes are energy intensive. If energy prices increase in the future, this would increase our production costs, which could consequently have a material adverse effect on our profitability.
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
We operate in a highly competitive and fragmented industry. The paper and packaging industry is characterized by a high level of price competition, as well as other competitive factors including innovation, design, quality and service. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares could be materially adversely affected. Pricing pressure could arise from, among other things, limited demand growth in the market in question, price reductions by competitors, growth in supply from existing competitors, entry of new competitors into the markets in which we operate, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to operate or successfully relocate or open production facilities in countries where production costs are lower than those in which we operate and the introduction by our competitors of new products, technologies and equipment, including the use of artificial intelligence and machine learning solutions.
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
•catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornadoes and droughts, and pandemics, or other health crises or similar occurrences;
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
Smurfit Westrock has 57 paper mills of differing capacities. If operations at any key mills (those which are more complex and/or have higher capacity) were interrupted for any significant length of time, it could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We may fail to anticipate trends and develop or integrate new technologies that would enable us to offer products that respond to changing customer preferences or to protect intellectual property related to our products and technologies.
Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, certain states and local governments have adopted laws banning single-use paper bags or charging businesses or customers fees to use paper bags. Certain jurisdictions in which we conduct business have enacted extended producer responsibility legislation that requires producers to assume financial accountability for the complete lifecycle of products, including associated fees on packaging. These and similar developments could adversely impact demand for certain of our products.
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
We have been involved in trialing new and evolving technology, but doing so may require significant investments of capital, and such innovations are subject to long lead times and failure. Trialing such technology can take an extended period of time, with little to no returns in the short or medium terms. We also utilize and intend to expand our use of automation, robotics and machine learning in many of our products, including consumer-facing features, and we leverage generative artificial intelligence in our business processes.
While we believe the use of these emerging technologies can present significant benefits, they also create risks and challenges. Data sourcing, technology, integration and process issues, bias in decision-making algorithms, concerns over intellectual property, reputational implications if use becomes controversial, system security concerns, or the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. Additionally, if we are unable to match or surpass the advances of artificial intelligence that our competitors implement for their products or for internal operations, our competitive position could be impacted. Any such risks could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.

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
We operate in many different countries. As of December 31, 2025, we had operations in 40 countries. As a result, we have previously been and remain vulnerable to risks in these countries, including:
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
•political, economic and social unrest or instability (such as downturns or changes in economic activity due to, among other things, regional conflicts or commodity inflation), as well as disruptions and government intervention in national economies and social structures, including the threat of terrorism;
•geopolitical conflict;
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

The occurrence of any of the foregoing could have a material adverse effect on our earnings as a result of the related delays or increased costs in the production and delivery of products and services or otherwise disrupt the demand for our products. Any of these circumstances could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
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
We may fail to produce products that meet applicable safety and quality standards, which could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse reputational and financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers and reimbursing customers and/or end consumers for losses that they suffer as a result of these failures). Our failure to meet these standards could lead to regulatory investigations, enforcement actions and/or prosecutions, and could result in adverse publicity, which may damage our reputation. Any of these outcomes could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading of our ordinary shares.
We provide representations in certain of our contracts that our products are produced in accordance with customer specifications. If the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If our packaging fails to meet contract specifications, we could face liability from our customers and third parties for bodily injury or other damages. These liabilities could adversely affect our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
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
We may also face challenges and risks during integration of acquired businesses and operations, as we and the acquired businesses and operations may face increased targeted attempts during this busy period. While we maintain plans and processes to prevent or mitigate the impact of these events, these events could nonetheless result in disruptions and damage. In addition, as a result of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, including substantial legal fees, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss, or may become materially more costly over time. As a result, any or all of the above events could adversely affect our operations, cash flows and financial condition, and the trading price of our ordinary shares.
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
The market for both hourly workers and professional workers continued to be challenging in fiscal 2025, particularly in the U.S. The labor environment for hourly workers remains competitive with continued instances of labor unrest, even as broader manufacturing employment trends moderated from prior peaks. In certain locations where we operate, the demand for labor continues to exceed the supply of labor, resulting in higher costs. Despite our focused efforts to attract, motivate and retain employees, we continue to focus on the stabilization of attrition rates within our workforce. We also incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay due to shift requirements and staffing challenges.

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
We have identified multiple ways in which climate change could impact our business operations, including through extreme weather events. Our physical assets and infrastructure, including our manufacturing operations, are subject to risks from volatile and damaging weather events. For example, severe weather, such as hurricanes, tornadoes, other extreme storms, wildfires, and floods, have resulted in and/or could in future periods result in lost production and/or physical damage to our facilities. Unpredictable weather patterns or extended periods of severe weather may also result in supply chain disruptions and increased material costs. In addition, one of our key raw materials is virgin wood fiber, the availability of which is dependent on access to and the maintenance of healthy forests, which could be impacted by adverse weather conditions, including drought, flooding and local restrictions on water usage. Moreover, the ability to harvest the virgin wood fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or drought or during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas; the introduction of a carbon tax or government mandates to reduce greenhouse gas emissions; and more stringent and/or complex environmental and other legal requirements. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
The paper manufacturing industry in which we operate is energy intensive, and government initiatives, such as the European Union
Green Deal, the European Union’s initiative to reach net zero emissions of greenhouse gases by 2050, could increase government regulation of greenhouse gas emissions, putting further limits on our paper manufacturing operations. In addition, if efforts aimed at transitioning to a lower carbon economy result in a transition towards the use of materials that are more suitable for reusable packaging, demand for paper packaging may decline, while demand for alternative packaging types may increase, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.

Increased focus and activism related to sustainability matters may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. Customers, investors, regulators and other stakeholders are focused on sustainability issues, including those with respect to climate change, circular economy, packaging waste, sustainable supply chain practices, deforestation, biodiversity, land, energy and water use, diversity, equity, inclusion and belonging and other human capital matters. This focus may result in more prescriptive reporting requirements with respect to these topics, an increased expectation that such topics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set or revise targets and take action to meet them. Concern over climate change or the use and composition of packaging materials may also result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. These demands, regulatory requirements, and related perceptions and preferences could cause us to incur additional costs or to make changes to our operations to comply with such, demands, requirements and customer preferences, and a delay in our response (or the failure to respond effectively) may lead to material adverse effects on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares. See also “We are subject to a growing number of environmental laws and regulations, and the cost of compliance or the failure to comply with, and any liabilities under, current and future laws and regulations may negatively affect our business.” Further, there can be no assurance that environmental activist groups and similar organizations will not mount campaigns against us. On the other hand, our sustainability efforts may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another and/or those of the Company, and there can be no assurance that our sustainability efforts will be perceived positively, including the perception that they are not sufficiently robust, or conversely, too costly, or not otherwise in the best interests of the Company and our shareholders, and, as a result, our investor, customer and other stakeholder relationships could be damaged or this could lead to public scrutiny or reputational damage, which could adversely impact our reputation, business and results of operations.
Both legacy Smurfit Kappa and WestRock previously established and publicly disclosed sustainability targets which are important to many stakeholders, including certain investors and customers. New targets for Smurfit Westrock are expected to be published in the second quarter of 2026 in the 2025 sustainability report. We expect to report performance relative to any such targets on an annual basis. Failure to meet any such targets could result in negative publicity and reputational damage and could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition, and the trading price of our ordinary shares. If any such targets or commitments are not achieved on their projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, this would impact our reputation as well as our relationships with investors, customers and other stakeholders. Moreover, any failure to act responsibly with respect to sustainability issues or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other sustainability matters, or increased operating or manufacturing costs due to increased regulation could have a material adverse effect on our business, reputation, operating results, financial condition and the trading price of our ordinary shares. In addition, we may also be adversely impacted as a result of conduct by contractors, customers or suppliers that fail to meet our or our stakeholders’
sustainability standards.
Any of these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Failure by us to successfully implement strategic transformation initiatives, including those relating to information technology infrastructure, or to achieve our mid-range or long-range targets and goals could adversely affect our business and share price.
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

We continue to implement and have in the past developed and endeavored to implement a number of operating plans designed to enhance our business. For example, during February 2026, we announced our medium-term plan (“Medium-Term Plan”) targeting an accelerated path to growth. The anticipated benefits described in the Medium-Term Plan are based on assumptions that may prove to be inaccurate, and a variety of factors could cause us to fail to realize some or all of the expected benefits and targets outlined in the plan. If, for any reason, the benefits we realize, or our actual results, are less than our goals or targets, or the implementation of related growth initiatives, strategies (including our capital allocation strategy) and/or plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations, cash flows and financial condition, and share price may be materially adversely affected.
If we are unsuccessful in integrating acquisitions or if disposals result in unexpected costs or liabilities, our business could be materially and adversely affected.
We have completed a number of mergers, acquisitions, investments and divestitures in the past, including the Combination, and we may seek to acquire, invest in, sell or enter into transactions with additional companies in the future. See also “We face risks related to the Combination”.
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
These transactions may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated time frame, or at all, and the benefits may be offset by unanticipated costs or delays.

We face risks related to the Combination.
We closed the Combination between Smurfit Kappa and WestRock on July 5, 2024. Following the Combination, we targeted annual pre-tax run-rate synergies of $400 million by the end of 2025, which we achieved, owing to integration benefits, procurement leverage and administrative and overhead rationalization. Furthermore, as we implement commercial practices and improve our operating efficiency through the Combination, we expect to deliver further improvements in our results. However, these further improvements are not certain, and may not be realized fully or at all, may take longer to realize or the costs of achieving the benefits and run-rate synergies may be more than expected. Any such risks may result in our operating costs being greater than anticipated and may reduce the net benefits of the Combination.
For instance, we have already incurred significant costs and expect to incur additional costs in connection with integrating the operations of legacy Smurfit Kappa and legacy WestRock. Furthermore, there can be no assurance that we will continue to successfully integrate the two businesses. It is possible that the integration process could result in the loss of key Smurfit Kappa or
WestRock employees, the loss of customers, the disruption of either or both companies’ ongoing businesses, unexpected integration issues, higher than expected integration costs or an overall integration process that takes longer than originally anticipated. We may face challenges in the continued integration of the operations of Smurfit Kappa and WestRock, including without limitation:
•ongoing combination of the companies’ operations and corporate functions;
•further integrating and unifying the offerings and services available to customers;
•further identifying and eliminating redundant and underperforming functions and assets;
•reaching the potential from cross-selling corrugated and consumer-packaging products;
•further harmonizing the companies’ operating practices, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers; and
•further coordinating distribution and marketing efforts across geographically dispersed organizations;
The integration may also result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis. As such, any of the above factors may impair our ability to realize the anticipated benefits of the
Combination and could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares. We may not realize all of the benefits of the Combination or such benefits may take longer than anticipated or may be lower than estimated.
Financial Risks
Our continued growth depends on our ability to retain existing customers and attract new customers.
The future growth of our business depends on our ability to retain existing customers, attract new customers as well as securing increased purchase volumes from such existing customers and new customers. There is no assurance that customers will continue to use our services or that we will be able to continue to attract new volumes at the same rate as we have in the past.
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
Failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares. The effort to retain customers and attract new customers may require price concessions, financial expenditures, commitments of resources, developments of processes, and other investments and innovations.

A number of the industries in which our customers operate have experienced consolidation in the past and may continue to do so in the future. Such consolidation may affect our relations with our customers. In the past, when one of our customers has combined with another, we have on occasion lost business and there can be no assurance that this will not occur again in the future. Additionally, the ability of customers to exert pricing pressure on all suppliers, including us, has increased as their industries have consolidated and the customers have become larger. However, our level of customer concentration may increase in the future. Such consolidation could have a material adverse impact on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Our debt could adversely affect our financial health and operating flexibility.
As of December 31, 2025, our total debt was $13.8 billion. Our levels of debt could restrict our operating and financial flexibility, including:
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
•impede access to or increase the cost of additional debt or equity capital in the future;
•restricting us from making strategic acquisitions or exploiting business opportunities; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.
Any of these outcomes may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares. To the extent that we incur additional debt or such other obligations, the risk associated with our debt described above may increase.
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
Adverse credit and financial market events and conditions, as well as credit rating downgrades, could, among other things, impede access to or increase the cost of financing, which could have a material adverse impact on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
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

In addition, the costs and availability of financing from the credit and capital markets depends on our credit ratings. Any rating, outlook or watch assigned to such debt securities could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances change relating to the basis of the rating, outlook or watch, such as adverse changes to the
Company’s business. Any failure to maintain investment grade credit ratings could adversely affect our future cost of funding, liquidity or access to capital markets, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We have a significant amount of goodwill and other intangible assets and a write-down could materially adversely impact our operating results.
As of December 31, 2025, we had goodwill and other intangible assets of $8.3 billion. In accordance with GAAP, we do not amortize goodwill but rather test it annually and as otherwise required for impairment and any such impairments cannot be reversed. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In the event that general trading conditions and prospects deteriorate or factors underlying assumed discount rates, such as assumed long-term interest rates, change, the determined recoverable amount of certain other intangible assets and goodwill may fall below carrying value. We have recorded impairments in previous years. Additional impairments may occur in the future, which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We have a number of pension arrangements that are currently in deficit and may require increased funding due to statutory requirements.
We operate a number of pension and other long-term benefit plans throughout the world, devised in accordance with local conditions and practice. Currently, a significant but declining proportion of our employees are members of defined benefit pension arrangements, most of which are now closed to new entrants and future benefit accrual. The deficit of these employee benefit plans was $30 million as of December 31, 2025.
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
Our decision or ability to pay dividends in respect of our shares or conduct share repurchases is subject to a number of factors, including the distributions of earnings to the Company by its subsidiaries, the financial condition and results of operations of the
Company, as well as the distributable reserves of the Company at the discretion of the Company’s Board, and there are no guarantees that the Company will pay dividends or will maintain or increase the level of any such dividends or that the Company will conduct share repurchases.

Any determination to pay dividends to our shareholders is at the discretion of the Company’s Board and will be dependent on then-
existing conditions, including, but not limited to, our results of operations, capital investment priorities, the market price of our shares and access to capital markets, legal requirements, industry practice, the distribution of earnings to the Company by its subsidiaries, the financial condition, limitations under Irish law and other factors the Company deems relevant. While Smurfit Westrock has historically paid dividends, including progressive dividends there can be no assurance that our shareholders will receive or be entitled to dividends that are equivalent to the historical dividends, and there is no assurance as to the timing or level of future dividend payments, if any, because these depend on, among other considerations, future earnings, capital requirements and financial condition, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our Board deems relevant.
In addition, from time to time our Board may authorize share repurchase programs. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares will be subject to applicable
Board approval and authorization and management discretion and will depend upon, among other factors, our cash balances and potential future requirements for strategic transactions, our results of operations, our financial condition, price and economic and market conditions and other factors beyond our control that we may deem relevant. We can provide no assurance that we will repurchase shares at favorable prices, if at all. We are not obligated to make any purchases and may discontinue any program at any time.
We cannot guarantee that any share repurchase program or dividend program will be continuously active or fully consummated since it can be discontinued, suspended or delayed at any time, or will enhance long-term shareholder value, and share repurchases or dividends could increase the volatility of our stock prices and could diminish our cash reserves.
Changes in existing financial accounting standards or practices may have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Changes in existing accounting rules or practices, new accounting pronouncements or rules or varying interpretations of current accounting pronouncements could have a material adverse effect on our business, results of operations, cash flows financial condition, and the trading price of our ordinary shares, or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares, and could affect the reporting of transactions completed before the announcement of a change.
Legal and Regulatory Risks
We are subject to a wide variety of laws, regulations and other requirements that may change or may impose substantial compliance costs, and non-compliance with such laws and regulations may negatively affect our business.
We are subject to a wide variety of regional, national, state, provincial, and local laws, regulations and other requirements, including those relating to the environment, product safety, competition, corruption, sanctions, occupational health and safety, labor and employment, data privacy, artificial intelligence, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our equipment and/or operations, subject us to enforcement risk, expose us to reputational harm or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
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

The tax laws of Ireland and other jurisdictions in which we operate could change in the future, including through the enactment of additional laws, the revision of existing laws, and/or developments in case law, regulations and policy changes. Any such changes could cause a material change in our effective tax rate.
Uncertainty in the legal and regulatory regime relating to artificial intelligence may require significant resources to modify and maintain business practices to comply with international laws and regulations, the nature of which cannot be determined at this time.
Several jurisdictions, including Europe, the U.S. federal government, and certain U.S. states, have already proposed or enacted laws, regulations, and other requirements governing artificial intelligence. Other jurisdictions may decide to adopt similar or more restrictive requirements. These requirements may make it harder for us to conduct our business using artificial intelligence, lead to regulatory fines or penalties, require us to change our business practices, or require us to limit artificial intelligence usage, which may lead to inefficiencies or competitive disadvantages.
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
trading price of our ordinary shares.
Furthermore, following the Combination, we are required to comply with securities laws and other laws and regulations applicable in the U.S., the U.K. and Ireland, which resulted in considerable legal and financial compliance costs.
Ongoing and future compliance with existing and new laws and requirements has the potential to disrupt and/or burden our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental requirements. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and other laws.
Finally, the cost of compliance or the failure to comply with such laws and regulations could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
We are subject to a growing number of environmental laws and regulations, and the cost of compliance or the failure to comply with, and any liabilities under, current and future laws and regulations may negatively affect our business.
Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous international, national, regional, provincial, state and local environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various government authorities.
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

We also may incur significant expenditures in connection with the required remediation of environmental conditions at both currently owned and formerly owned facilities, as well as in connection with various sites owned or operated by third parties. While we believe that we can assert claims for indemnification of remediation expenses pursuant to rights we have under certain agreements in respect of certain remediation sites and we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses. We also cannot predict whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently determine the impact that future changes in cleanup standards or environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows. Any of these circumstances could adversely affect our results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory or consumer-driven)
either in the U.S. or in other countries could affect the trade environment. We, like many other multinational corporations, conduct a significant amount of business that would be impacted by changes to the trade policies of the U.S. and other countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to compliance with antitrust and similar legislation in the jurisdictions in which we operate.
We are subject to legislation in many of the jurisdictions in which we operate relating to unfair competitive practices and similar behavior. From time to time, we have been subject to allegations of such practices and regulatory investigations or proceedings with respect thereto. For example, on July 29, 2025, we were named among the defendants in a class action lawsuit filed in the U.S. District
Court for the Northern District of Illinois alleging violations of U.S. antitrust laws. Such allegations, investigations or proceedings
(irrespective of merit) may require, and have required, us to devote significant management resources to defending ourselves. In the event that such allegations are proven, we may be subject to fines, damages awards and other expenses, and our reputation may be harmed, which could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
For additional information, see “Note 21. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
We are subject to a number of laws and regulations relating to privacy, security and data protection, and failure to comply with such laws and regulations could adversely affect our business and our financial condition or lead to fines and/or litigation.
We are subject to a number of laws and regulations relating to privacy, security and data protection, including the General Data
Protection Regulation (EU 2016/679) (“GDPR”) and new and evolving privacy laws in the United States, Europe, Latin America, and elsewhere. These laws and regulations have created individual privacy rights, imposed increased obligations on companies handling personal data, and increased potential exposure to fines and penalties as a result of breaches of such privacy, security or data protection laws. Additionally, new laws or regulations governing privacy, security, artificial intelligence and data protection may be introduced which apply to us in any of the jurisdictions in which we operate. The nature and extent of any such new and/or amended laws or regulations, and the impact they may have on us, cannot be predicted.

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
While we endeavor to comply with all applicable laws and regulations relating to privacy, security, artificial intelligence and data protection, it is possible that such requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other laws or our practices. That concern is particularly relevant for the GDPR, as different EU member state regulators may differ as to their interpretation of the GDPR and the approach they may take to breaches, enforcement, complaints or the exercise of rights to access personal data by individuals. Any perceived or actual failure by us to protect confidential data, personal data, any material non-compliance with privacy, security or data protection laws or regulations or any general IT system failure may harm our reputation and credibility, adversely affect our revenues, reduce our ability to attract or retain customers, result in litigation or other actions being brought against us and the imposition of significant fines and, as a result, could have a material adverse effect on our business, results of operations, cash flows and financial condition, and the trading price of our ordinary shares.
Failure to comply with applicable occupational health and safety laws and regulations or maintain good health and safety and employee well-being practices in our facilities may have a material adverse effect on our business.
We are subject to a broad range of laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. We have incurred, and will continue to incur, operating costs and capital expenditures to meet our health and safety obligations, as well as to continually improve our safety systems.
In addition, our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures, including the performance of relatively difficult and specialized tasks. Safeguarding the health, safety and overall well-being of our colleagues is a top concern, critical to attracting and retaining the best talent, and plays a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through a safety management system that includes best practice sharing and operational learning. We seek to reduce exposures and eliminate serious injuries and fatalities through engagement, execution of targeted risk reduction measures, and implementation of systems that promote continuous improvement. Despite such efforts, a serious incident affecting the health and safety of any of our employees could occur and disrupt our operations. There is also a risk of significant fines and penalties or litigation if a health and safety incident occurs. Furthermore, disruption of operations caused by a major incident could have a material adverse effect on our customer relationships, business, results of operations, financial condition and the trading price of our ordinary shares. Additionally, portions of our operations are in areas, including those with ongoing political or geopolitical uncertainty, which could pose security risks to our employees or operations. See also “As a leading global manufacturing business, we have been, and may be in the future, adversely affected by factors that are beyond our control, such as economic and financial market conditions, geopolitical conflicts and other social and political unrest or change” and “We are exposed to risks related to international sales and operations.”
The Company’s maintenance of two exchange listings may adversely affect liquidity in the market for our shares and result in pricing differentials of our shares between the two exchanges.
Given trading in our shares on the NYSE and the London Stock Exchange (“LSE”) takes place in different currencies (U.S. dollars on the NYSE and pounds sterling on the LSE) and at different times (resulting from different time zones, different trading hours and different trading days for the NYSE and the LSE), the trading prices of our shares on these two exchanges may at times differ due to these and other factors. Any decrease in the price of our ordinary shares on the NYSE could cause a decrease in the trading price of our ordinary shares on the LSE and vice versa.

We are required to comply with the Sarbanes-Oxley Act, and we may continue to incur significant costs and devote substantial management time towards maintaining and improving our internal controls, which may materially adversely affect our operating results in the future.
In addition to complying with securities laws and other laws and regulations applicable in the U.S., the U.K. and Ireland, we are required to comply with the internal control, evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of
2002 (the “Sarbanes-Oxley Act”), of which we have incurred and expect to continue to incur considerable legal and financial compliance costs. Our management is responsible for establishing, maintaining and reporting on the Company’s internal controls over financial reporting and disclosure controls and procedures to comply with applicable requirements, including the reporting requirements of the Sarbanes-Oxley Act. These internal controls must be designed by management to achieve the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and in accordance with GAAP. We are continuing to improve and refine our disclosure controls and procedures and internal control over financial reporting to achieve this. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting. Material weaknesses in our internal control over financial reporting may be discovered in the future. If we are not able to comply with the requirements of Section 404, or if we or our accounting firm further identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We face various cybersecurity risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other forms of intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management program. Our cybersecurity risk management program is integrated into our broader Enterprise Risk Management
(“ERM”) program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps safeguard that cybersecurity risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.
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

The Company has cybersecurity teams and incident response processes focusing on industry standard incident response stages, such as investigation, containment, mitigation, and recovery. These processes provide a standardized approach when responding to cybersecurity threats or security incidents and include procedures for communication with senior management and key stakeholders, as appropriate. Our incident response processes align with the standards of the National Institute of Standards and Technology. In the
event of an incident, the cybersecurity team assesses, among other factors, supply chain disruption, data and personal information loss, business operations disruption, and projected cost and potential for reputational harm, with participation from senior management, technical staff, and legal support, as appropriate. As part of the annual cybersecurity awareness training program, employees are informed of their responsibilities to report an incident to the cybersecurity team, supporting awareness of the importance of incident response across the Company's workforce.
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
Governance
As part of our Board’s role in overseeing the Company’s cybersecurity risks, the Board devotes time and attention to cybersecurity and data privacy-related risks, with the Audit Committee of the Board (the “Audit Committee”) being primarily responsible for overseeing information technology risk exposures, including cybersecurity, data privacy and data security. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the Audit Committee receives reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including our Chief Information Officer (“CIO”), our Chief Information Security Officer (“CISO”),
and our legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Chair of the Audit Committee and the CFO regularly brief the full
Board on these matters. We have procedures by which certain cybersecurity incidents are escalated within the Company.
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
Our CIO has 30 years of experience in information security and cybersecurity areas. Our CISO, who reports into our CIO, has extensive knowledge and skills gained from over two decades of work experience at the Company and leads the teams responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across the Company. The CISO is supported by a team with expertise in technical architecture and security operations; governance, risk and compliance; data protection; behavioral change; and cyber incident response, many of whom hold cybersecurity certifications and possess deep technical knowledge and experience.
The CISO receives reports on cybersecurity threats from internal cybersecurity sources and industry partners on an ongoing basis and regularly review risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our cybersecurity team works closely with the legal department to oversee compliance with regulatory and contractual security requirements.

Item 2. Properties
We operate locations in North America, including the majority of U.S. states, South America, Europe, Asia, Africa and Australia. We
own our principal Group head office in Dublin, Ireland.
Our corporate offices, significant regional offices and operating facilities (including our mills) as of December 31, 2025 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
North America	157	151	308
Europe, MEA and APAC	246	51	297
LATAM	54	9	63
Corporate and significant regional offices	1	5	6
Total (1)	458	216	674
(1) Excludes facilities we are in the process of closing.
The tables that follow show our estimated annual production capacity in thousands of tons by mill at December 31, 2025. The capacity reflects our current expectations, including assumptions such as product mix and basis weight. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. We own all of our mills. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition. At December 31, 2025, we also have approximately 308,000 acres of forests and plantations, the majority of which are owned in Latin America in Colombia and Brazil.

North America segment mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Pulp	Total
Mahrt, AL		1,031			1,031
Longview, WA	624		351		975
Fernandina Beach, FL	928				928
West Point, VA	922				922
Stevenson, AL	864				864
Covington, VA		793			793
Hodge, LA	790				790
Solvay, NY	770				770
Florence, SC	733				733
Seminole, FL	620				620
Evadale, TX	55	531			586
Dublin, GA	279		305		584
Roanoke Rapids, NC	322		196		518
Demopolis, AL		374		100	474
La Tuque, Quebec	341	127			468
Hopewell, VA	466				466
Monterrey, MX	402				402
Cerro Gordo, MX	259	88			347
Guadalajara, MX	160	110			270
San Pablo, MX	243				243
Cowpens, SC	234				234
Los Reyes, MX	158				158
Battle Creek, MI		150			150
Dallas, TX		127			127
Missisquoi, VT		99			99
Stroudsburg, PA		72			72
San Luis Potosi, MX	71				71
Total North America	9,241	3,502	852	100	13,695

Europe, MEA and APAC segment mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Graphic Paper	Total
Piteå, SWE	794				794
Roermond, NETH	717				717
Parenco, NETH	441			248	689
Facture, FRA	634				634
Zulpich, GER	573				573
Hoya, GER	474	88			562
Verzuolo, ITA	551				551
Nettingsdorf, AUS	507				507
Wrexen, GER	259	88			347
Herzberg, GER		287			287
Saillat, FRA	281				281
Mengibar, SPA	265				265
Townsend Hook, U.K.	259				259
Ania, ITA	254				254
SSK, U.K.	220				220
Nervion, SPA			176		176
Morai, IND	165				165
Belgrade, SER	132				132
Navarra, SPA			94		94
Morava, CZK	83				83
Rethel, FRA	72				72
Total Europe, MEA and APAC	6,681	463	270	248	7,662
LATAM segment mills - annual production capacity in thousands of tons

Location of Mill	Containerboard	Paperboard	Kraft Paper	Total
Tres Barras, BRA	650			650
Cali, COL	129	70	121	320
Pirapetinga, BRA	143			143
Barbosa, COL	127			127
Bernal, ARG	77			77
Barranquilla, COL	77			77
Uberaba, BRA	72			72
Coronel Suarez, ARG	57			57
Bento, BRA	55			55
Total LATAM	1,387	70	121	1,578
Item 3. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 21. Commitments and Contingencies in the accompanying Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares are currently listed on the New York Stock Exchange (NYSE) under the ticker “SW” and began trading on July 8,
2024. Prior to that date, there was no public trading market for our ordinary shares on the domestic stock exchanges. Our ordinary shares also trade under the symbol “SWR” on the London Stock Exchange.
Holders
As of February 20, 2026, there were 4,955 shareholders of record of our ordinary shares. The number of record holders of our ordinary shares does not reflect the number of persons or entities holding their shares in “street” name through brokerage firms or other nominee holders.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Dividends
On February 3, 2026, the Company announced that its Board approved a quarterly dividend of $0.4523 per share on its ordinary shares representing a $1.81 annualized dividend, or an increase of 5% from the prior dividend. The quarterly dividend is expected to be paid on March 18, 2026 to shareholders of record at the close of business on February 17, 2026. In fiscal 2025, 2024 and 2023 the
Company paid dividends totaling $1.72, $1.89 and $1.50 per share, respectively.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (“DWT”)
(currently at the rate of 25%) from dividends paid to our shareholders. Shareholders residing in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish DWT. However, shareholders residing in other countries will generally be subject to Irish
DWT.
The declaration of dividends is subject to the discretion of Smurfit Westrock’s Board. Our Board is committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends. The Board will consider various factors when determining whether to pay dividends, including but not limited to, Smurfit Westrock’s results of operations, capital investment priorities, the market price of Smurfit Westrock’s ordinary shares and access to capital markets, as well as legal requirements
(including requirements relating to availability of distributable reserves), industry practice and other factors deemed relevant by the
Board. For additional information, see “Risk Factors—Any dividend payment in respect of our shares is subject to a number of factors, including the distributions of earnings to the Company by its subsidiaries, the financial condition and results of operations of the Company, as well as the distributable reserves of the Company and the discretion of the Company’s Board, and there are no guarantees that the Company will pay dividends or the level of any such dividends.”

Performance Graph*
The following graph compares cumulative total shareholder return on the Company’s ordinary shares against the Standard & Poor’s
(“S&P”) 500 Stock Index and the Dow Jones Containers & Packaging Index from July 8, 2024 (the first day our ordinary shares began trading on the NYSE) through December 31, 2025. The graph is indexed at $100 on July 8, 2024 for each of the Company’s ordinary shares, the S&P 500 Stock Index and the Dow Jones Containers & Packaging Index. It also assumes that all dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our ordinary shares.
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
OPERATIONS OF SMURFIT WESTROCK
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s audited Consolidated Financial Statements and their related notes for the year ended
December 31, 2025 and our audited Consolidated Financial Statements and their related notes for the year ended December 31,
2024. This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the Item 1A. Risk Factors. Please refer to the section above entitled
“Cautionary Note Regarding Forward-Looking Statements" for additional information.
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
Transaction Agreement and Combination with WestRock
Smurfit Westrock was created in July 2024 as a strategic combination between Smurfit Kappa Group plc (re-registered as Smurfit
Kappa Group Limited) (“Smurfit Kappa”) and WestRock Company (“WestRock”). The Combination closed on July 5, 2024. Upon completion of the Combination, Smurfit Kappa and WestRock each became wholly-owned subsidiaries of Smurfit Westrock. As noted
above, Smurfit Kappa was determined to be the accounting acquirer of WestRock. Accordingly, the financial statements reflected in these Consolidated Financial Statements and the discussions below include WestRock's financial position and results of operations for the period subsequent to the completion of the Combination on July 5, 2024. Consequently, the results reported for the twelve months ended December 31, 2024 do not include WestRock’s financial results for the first five days of July or any prior periods. Therefore, in fiscal 2025 acquired WestRock operations were included for an incremental six months and five days compared to fiscal 2024.
Refer to “Note 2. Acquisitions” of the Consolidated Financial Statements for additional information related to the Combination and the accounting for the Combination.
Following the completion of the Combination, Smurfit Westrock reassessed the Company’s reportable segments due to changes in organizational structure and how the Company’s chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of the business. Accordingly, Smurfit Westrock began to manage the combined business as three reportable segments: (1) North America, (2) Europe, MEA and APAC, and (3) LATAM. Refer to “Note 3. Segment
Information” of the Consolidated Financial Statements for further discussion of the Company’s segment reporting structure.
A detailed discussion of the fiscal 2025 year-over-year changes can be found below and a detailed discussion of fiscal 2024 year-over-
year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in
our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $10,070 million, to $31,179 million in the year ended December 31, 2025, from
$21,109 million in the year ended December 31, 2024. This increase was primarily due to the impact of $9,845 million related to the acquisition of WestRock. Excluding the impact of this acquisition, net sales increased by $225 million primarily resulting from a
$487 million positive impact due to a higher selling price mix and a $452 million net positive foreign currency impact, partially offset by a negative volume impact of $716 million. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Net income attributable to common shareholders increased by $380 million, to $699 million in the year ended December 31, 2025, from $319 million in the year ended December 31, 2024. The increase was primarily due to the operations acquired in the
Combination. In the year ended December 31, 2025, the positive impact of the acquired operations was partially offset by increased interest expense, net, post Combination, and we incurred increased impairment and restructuring costs. In the year ended
December 31, 2024, we incurred higher transaction and integration-related expenses associated with the Combination and a charge of
$224 million for the amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired. See “Note 5.
Impairment and Restructuring Costs” and “Note 6. Transaction and Integration-related Expenses Associated with the Combination” of the Consolidated Financial Statements for additional information. Refer to “Results of Operations” and “Segment Information” for a
detailed review of Smurfit Westrock’s performance.
Net cash provided by operating activities increased by $1,909 million, to $3,392 million in the year ended December 31, 2025, from
$1,483 million in the year ended December 31, 2024, primarily due to a $1,489 million increase in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net cash provided by operating activities also included a $420 million decrease in the cash outflows from changes in operating assets and liabilities. During the year ended December 31, 2025, Smurfit Westrock invested $2,192 million in capital expenditures. The Company’s net cash outflow from changes in debt was $304 million, and it paid $900 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources” below for additional information.
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
It also directionally correlates with levels of industrial production and is impacted by the trends affecting the choice of medium (paper, plastic, glass, metal, or wood) used in the packaging of these products. As a result, demand is driven by the need for: (i) packaging products for consumer and industrial goods, (ii) higher value-added corrugated products used for point-of-sale displays and consumer and shelf-ready packaging, and (iii) packaging of pharmaceutical products and the growth of related industries. Normal patterns of demand growth can be disrupted by other macroeconomic trends, including inflation, pandemics (such as the COVID-19 pandemic and related lockdowns), and global economic factors such as a recession and geopolitical developments (including tariffs or other trade restrictions), among others.
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

Our volumes may also be impacted in certain periods by scheduled or unscheduled maintenance, particularly in our mill system, as well as economic downtime as we match our supply with customer demand.
Prices and Costs
Prices of corrugated containers and consumer packaging are primarily a function of the cyclical nature of Smurfit Westrock’s industry, capacity and competition in the markets it operates in, prevailing raw material prices, and other operating costs, such as energy, chemicals, and transportation, overlaying supply and demand balances.
As paper costs generally represent a large portion of the cash cost of production for corrugated containers or consumer packaging, containerboard price movements tend to impact the prices of corrugated containers, and paperboard price movements tend to impact the prices of consumer packaging. In turn, the cost of paper is influenced by movements in the price of its major raw materials—wood or recycled paper—along with other supply and demand factors. Smurfit Westrock’s production processes are energy-intensive, making production costs also sensitive to the price of energy (primarily gas and electricity), which have historically been volatile.
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
RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the years ended December 31, 2025 and December 31,
2024 ($ in millions):

	Years ended December 31,
	2025	2024
Net sales	$31,179	$21,109
Cost of goods sold	(25,136)	(16,914)
Gross profit	6,043	4,195
Selling, general and administrative expenses	(3,819)	(2,737)
Impairment and restructuring costs	(385)	(56)
Transaction and integration-related expenses associated with the Combination	(120)	(395)
Operating profit	1,719	1,007
Interest expense, net	(729)	(398)
Pension and other postretirement non-service income (expense), net	30	(24)
Other expense, net	(61)	(25)
Income before income taxes	959	560
Income tax expense	(260)	(241)
Net income	699	319
Net income attributable to noncontrolling interests	—	—
Net income attributable to common shareholders	$699	$319

Results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024
Net Sales
Net sales increased by $10,070 million, to $31,179 million in the year ended December 31, 2025, from $21,109 million in the year ended December 31, 2024. This increase was primarily due to the impact of $9,845 million related to the acquisition of WestRock.
Excluding the impact of this acquisition, net sales increased by $225 million primarily resulting from a $487 million positive impact due to a higher selling price mix and a $452 million net positive foreign currency impact, partially offset by a negative volume impact of $716 million. See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $8,222 million, to $25,136 million in the year ended December 31, 2025, from $16,914 million in the year ended December 31, 2024. The increase in cost of goods sold was primarily due to the impact of the acquisition of WestRock of
$8,240 million. Excluding the impact of this acquisition for the incremental period consolidated in the current year, cost of goods sold decreased by $18 million. The decrease was primarily driven by the impact of lower volumes and the prior year $224 million amortization of the fair value step up on inventory recognized on WestRock’s inventory acquired. These items were largely offset by higher costs in the current year, including increased economic downtime, higher depreciation, depletion and amortization expense, higher energy costs, as well as a net negative foreign currency impact.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $1,082 million, to $3,819 million in the year ended December 31, 2025, from $2,737 million in the year ended December 31, 2024. The increase in SG&A expenses of $1,082 million was primarily due to additional SG&A expenses of
$1,126 million related to the acquisition of WestRock. Excluding the impact of this acquisition, SG&A decreased by $44 million primarily due to lower share-based payment expense, partially offset by higher depreciation, depletion and amortization expense.
Impairment and Restructuring Costs
Impairment and restructuring costs increased by $329 million, to $385 million in the year ended December 31, 2025, from $56 million in the year ended December 31, 2024. In the year ended December 31, 2025, impairment and restructuring costs consisted of
$246 million of impairment charges and $139 million of restructuring costs. In the year ended December 31, 2024, impairment and restructuring costs consisted of $24 million of impairment charges and $32 million of restructuring costs. The increase in impairment and restructuring costs was primarily due to our announced plan to permanently close our coated recycled paperboard mill in St. Paul,
Minnesota, U.S., discontinue production at our containerboard mill in Forney, Texas, U.S., and costs associated with two converting facilities in Germany that ceased production in the fourth quarter of 2025. We stopped production at these two U.S. mills in June 2025 and May 2025, respectively.
See “Note 5. Impairment and Restructuring Costs” of the Consolidated Financial Statements for additional information.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $120 million and $395 million in the years ended December 31, 2025 and 2024, respectively. In the year ended December 31, 2025, transaction and integration-
related expenses associated with the Combination consisted primarily of integration-related expenses associated with the Combination of $122 million. In the year ended December 31, 2024, transaction and integration-related expenses consisted of transaction-related expenses of $202 million and $193 million of integration-related expenses associated with the Combination.

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
Pension and Other Postretirement Non-Service Income (Expense), Net
Pension and other postretirement non-service income (expense), net increased by $54 million, to income of $30 million in the year ended December 31, 2025, from $24 million of expense in the year ended December 31, 2024. This increase was primarily due to a
$164 million increase in the expected return on assets primarily due to acquired defined benefit pension assets in connection with the
Combination and a decrease in net settlement loss of $17 million, partially offset by an increase in interest costs of $132 million primarily due to acquired defined benefit pension liabilities in connection with the Combination.
Interest Expense, Net
Interest expense, net increased by $331 million to $729 million in the year ended December 31, 2025, from $398 million in the year ended December 31, 2024. This increase was primarily due to the increased interest expense as a result of the acquisition of
WestRock.
See “Note 2. Acquisitions” and “Note 15. Debt” of the Consolidated Financial Statements for additional information on debt assumed and debt issued in connection with the Combination.
Other Expense, Net
Other expense, net increased by $36 million, to a net expense of $61 million in the year ended December 31, 2025, from a net expense of $25 million in the year ended December 31, 2024. This increase was primarily due to a $15 million increase in the expense recorded in connection with the sale of receivables under an accounts receivable monetization program acquired as a result of the Combination and a $10 million net negative impact from foreign currency translation of monetary assets and liabilities.
Income Tax Expense
Income tax expense was $260 million in the year ended December 31, 2025, compared to $241 million in the year ended
December 31, 2024. The effective tax rates for the twelve months ended December 31, 2025 and 2024 were 27.1% and 43.0%, respectively. See “Note 18. Income Taxes” of the Consolidated Financial Statements for additional income tax information.
On July 4, 2025, U.S. tax legislation was enacted that included a broad range of tax reform provisions affecting businesses, including extending and modifying certain existing international and domestic provisions. The financial statement impacts were considered in the third quarter, with no discrete period tax impacts arising from the change in tax law. Impacts from the legislation are either not applicable or immaterial to the financial statements. Certain changes may impact current or future cash tax obligations, but are not anticipated to impact the total tax expense.
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
The following table contains selected financial information for Smurfit Westrock’s segments for the years ended December 31, 2025 and 2024 ($ in millions):

	Years ended December 31,
	2025	2024
Net sales (aggregate):(1)
North America	$18,577	$10,092
Europe, MEA and APAC	10,893	9,577
LATAM	2,113	1,711

Segment Adjusted EBITDA:
North America	$2,998	$1,610
Europe, MEA and APAC	1,618	1,529
LATAM	485	378
(1) Net sales before intersegment eliminations.
The year ended December 31, 2025, compared to the year ended December 31, 2024
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $8,485 million, to $18,577 million in the year ended December 31, 2025, from $10,092 million in the year ended December 31, 2024. This increase was primarily due to the positive impact of $8,877 million from the impact of the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations decreased by $392 million primarily due to a $690 million impact of lower volumes, partially offset by a
$311 million impact from a higher sales price mix.
Adjusted EBITDA
Adjusted EBITDA for the North America segment increased by $1,388 million, to $2,998 million in the year ended December 31,
2025, from $1,610 million in the year ended December 31, 2024. This increase was primarily due to the positive impact of
$1,446 million from the impact of the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA decreased by $58 million primarily due to higher costs of $244 million and lower volumes of $126 million, partially offset by a higher selling price mix of $311 million. The higher costs of $244 million were mainly due to the impact of increased economic downtime along with higher energy costs.

Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $1,316 million, to $10,893 million in the year ended December 31, 2025, from $9,577 million in the year ended December 31, 2024. This increase was primarily due to the impact of $808 million which related to the impact of the acquisition of WestRock. Excluding the impact of this acquisition, net sales before intersegment eliminations increased by $508 million primarily due to a net positive foreign currency impact of
$462 million primarily due to the strengthening of the euro against the U.S. dollar, a higher selling price mix of $102 million, partially offset by a negative volume impact of $56 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $89 million, to $1,618 million in the year ended
December 31, 2025, from $1,529 million in the year ended December 31, 2024. There was an $84 million positive impact from the acquisition of WestRock. Excluding the impact of this acquisition, Adjusted EBITDA increased by $5 million primarily due to a higher selling price mix impact of $102 million and net positive foreign currency impact of $63 million, which were partially offset by higher costs of $150 million, mainly driven by higher energy and labor costs.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $402 million, to $2,113 million in the year ended
December 31, 2025, from $1,711 million in the year ended December 31, 2024. This increase was primarily due to the positive impact of $375 million from the acquisition of WestRock. Excluding this acquisition, net sales before intersegment eliminations increased by
$27 million primarily due to a higher selling price mix of $71 million, partially offset by a negative volume impact of $35 million.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $107 million, to $485 million in the year ended December 31, 2025, from
$378 million in the year ended December 31, 2024. This increase was primarily due to the positive impact of $117 million from the acquisition of WestRock. Excluding this acquisition, Adjusted EBITDA decreased by $10 million primarily due to higher costs of
$86 million, partly offset by a higher selling price mix of $71 million.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program, and committed credit lines. The uncommitted commercial paper program is supported by the $4,500 million revolving loan facility with a separate swingline sub-facility which allows for same-day drawing in U.S. dollar. The revolving credit facility had an original term of five years, with two one-year extension options. In June 2025, the first extension was exercised, extending the maturity date to June
28, 2030. The amount of commercial paper outstanding does not reduce available capacity under the revolving loan facility. The primary uses of this liquidity are to fund Smurfit Westrock’s day-to-day operations, capital expenditures, debt service, dividends and other investment activity, including acquisitions.
As of December 31, 2025, Smurfit Westrock held cash and cash equivalents of $892 million, of which $273 million were held in euro,
$328 million were held in U.S. dollars and $291 million were held in other currencies. At December 31, 2025, the Company had
$4,560 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.5 years as of December 31, 2025. Combined with cash and cash equivalents of $892 million, the Company had $5,452 million of available liquidity.

On November 20, 2025 we redeemed the outstanding $292 million in aggregate principal amount of 7.500% senior debentures due
2025 in full at par. We funded this redemption using existing liquidity. No gain or loss on extinguishment of debt was recorded.
On November 21, 2025, Smurfit Westrock Financing Designated Activity Company (“SWF”), a designated activity company incorporated under the laws of Ireland and a wholly-owned direct subsidiary of Smurfit Westrock plc (“Smurfit Westrock”), issued
$800 million aggregate principal amount of its 5.185% senior green notes due 2036 (the “USD Notes”), with interest payable semi-
annually in arrears, beginning on July 15, 2026. On November 24, 2025, Smurfit Kappa Treasury Unlimited Company (“SKT” and,
together with SWF, the “Issuers”), a public unlimited company incorporated under the laws of Ireland and a wholly-owned indirect subsidiary of Smurfit Westrock, issued €500 million aggregate principal amount of its 3.489% senior green notes due 2031 (the “EUR
Notes” and, together with the USD Notes, the “November 2025 Notes”), with interest payable annually in arrears. These November
2025 Notes can be redeemed, at par in whole or in part, within three months to their maturity, in accordance with the respective indentures. The November 2025 Notes have been registered under the U.S. Securities Act of 1933, as amended, pursuant to a registration statement (the “Registration Statement”) on Form S-3ASR (No. 333-291446) filed with the U.S. Securities and Exchange
Commission on November 12, 2025. The November 2025 Notes were sold pursuant to a base prospectus, dated November 12, 2025, forming a part of the Registration Statement, and separate preliminary and final prospectus supplements with respect to the USD
Notes, dated November 17, 2025, and the EUR Notes, dated November 18, 2025.
We used the net proceeds from the offerings of the November 2025 Notes (i) to redeem the outstanding €750 million in aggregate principal amount of 1.500% senior notes due 2027 issued by SKT (the “SKT 2027 Notes”) in full at the applicable redemption price set forth in the indenture governing the SKT 2027 Notes, (ii) to redeem the outstanding $500 million in aggregate principal amount of
3.375% senior notes due 2027 issued by WRKCo Inc. (the “WRKCo 2027 Notes”) in full at the applicable redemption price set forth in the indenture governing the WRKCo 2027 Notes, and (iii) for general corporate purposes, including the repayment of other indebtedness. We also used an amount equivalent to the proceeds of the November 2025 Notes to finance or refinance a portfolio of eligible green projects in accordance with our Green Finance Framework, which we may, in the future, update in line with developments in the market.
On November 18, 2025, WRKCo Inc. distributed a conditional notice of redemption to the holders of the WRKCo 2027 Notes. The
WRKCo 2027 Notes were redeemed on December 4, 2025. On November 19, 2025, SKT distributed a conditional notice of redemption to the holders of the SKT 2027 Notes. The SKT 2027 Notes were redeemed on December 2, 2025. We recorded a
$16 million loss on extinguishment of debt in connection with these redemptions.
As of December 31, 2025, Smurfit Westrock had $13,773 million of total debt. As of December 31, 2025, the carrying amount of current debt was $346 million. In the twelve months ended December 31, 2025, total debt increased by $178 million. Excluding changes in carrying value, such as translation adjustments and amortization moves, borrowings decreased by $304 million. The carrying amount of the Company’s debt includes a fair value adjustment related to debt assumed through mergers and acquisitions.
Included within the carrying value of Smurfit Westrock’s borrowings as of December 31, 2025 are unamortized fair value adjustments, bond discounts and debt issuance costs of $94 million, including an unamortized fair value market adjustment of
$22 million, all of which will be recognized in interest expense in Smurfit Westrock’s Consolidated Statements of Operations using the effective interest rate method over the remaining life of the borrowings. See “Note 2. Acquisitions” and “Note 15. Debt” of the
Consolidated Financial Statements for a discussion of debt assumed and debt issued in connection with the Combination, as well as additional debt-related information, including bond issuances and repayments.
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

The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs may vary from period to period, and were 6% of the Company’s accounts receivable balance at December 31, 2025. In addition,
Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 14. Fair Value Measurement” of the Consolidated Financial Statements for a
discussion of the Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future, and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages 10%-14% of the Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were $361 million as of December 31,
2025.
Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 15.
Debt” and “Note 22. Variable Interest Entities” of the Notes to Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Consolidated Balance Sheets as of December 31, 2025, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See “Contractual Obligations and Commitments” for
more information.

Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Consolidated Statements of Cash Flows for the
years ended December 31, 2025 and 2024 ($ in millions):

	Years ended December 31,
	($ in millions)
	2025	2024
Net cash provided by operating activities	$3,392	$1,483
Net cash used for investing activities	$(2,143)	$(2,114)
Net cash (used for) provided by financing activities	$(1,298)	$607
Net cash provided by operating activities increased by $1,909 million, or 129%, to $3,392 million in the year ended December 31,
2025 from $1,483 million in the year ended December 31, 2024, primarily due to a $1,489 million increase in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment charges, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. The increase in net cash provided by operating activities also included a $420 million decrease in the cash outflows from changes in operating assets and liabilities. The decrease in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of $66 million in connection with the Company’s accounts receivable monetization agreements in the year ended December 31, 2025, compared to cash proceeds of $62 million in the prior year period. See “Note 14. Fair Value Measurement” of the Consolidated Financial Statements for additional information.
Net cash used for investing activities of $2,143 million in the year ended December 31, 2025 consisted primarily of capital expenditures of $2,192 million partially offset by proceeds from corporate owned life insurance and other items. Net cash used for investing activities of $2,114 million in the year ended December 31, 2024 consisted primarily of capital expenditures of
$1,466 million and cash paid for purchase of businesses, net of cash acquired of $719 million, partially offset by proceeds from sale of property, plant and equipment of $61 million.
Net cash used for financing activities of $1,298 million in the year ended December 31, 2025 consisted primarily of cash outflows from cash dividends paid to shareholders of $900 million, a net decrease in debt of $304 million, tax paid in connection with shares withheld from employees of $69 million and debt issuance costs of $20 million. Net cash provided by financing activities of
$607 million in the year ended December 31, 2024 consisted primarily of cash inflows from a net increase in debt of $1,367 million, partially offset by cash outflows from cash dividends paid to shareholders of $650 million, debt issuance costs of $63 million, purchases of treasury stock of $27 million, and tax paid in connection with shares withheld from employees of $26 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Consolidated Balance Sheets as of December 31, 2025, while others are considered future obligations. Smurfit Westrock’s primary cash requirements from contractual obligations and commitments include:
•Debt obligations. See “Note 15. Debt,” of the Notes to the Consolidated Financial Statements included elsewhere in this
Annual Report on Form 10-K for more information on Smurfit Westrock’s debt obligations and timing of expected future payments.
•Operating and finance leases. See “Note 13. Leases,” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit Westrock’s operating and finance lease obligations and timing of expected future payments.
•Pension liabilities. See “Note 19. Retirement Plans and Deferred Compensation Arrangements,” of the Notes to the
Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on Smurfit
Westrock’s pension liabilities and the timing of expected future benefit payments under its defined benefit pension plans.

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
Off-Balance Sheet Arrangements
As of December 31, 2025, Smurfit Westrock did not have any off-balance sheet arrangements.
NON-GAAP FINANCIAL MEASURE
Definitions
Non-GAAP Financial Measure
Smurfit Westrock reports its financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”).
However, management believes “Adjusted EBITDA”, a non-GAAP financial measure as discussed below, provides Smurfit
Westrock’s Board of Directors, investors, potential investors, securities analysts and others with additional meaningful financial information that should be considered when assessing its ongoing performance relative to other periods because it adjusts out non-
recurring items that management believes are not indicative of the ongoing results of the business. Smurfit Westrock management also uses this non-GAAP financial measure in making financial, operating and planning decisions, and in evaluating company performance. Non-GAAP financial measures are not intended to be considered in isolation of or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP and should be viewed in addition to, and not as an alternative for, the GAAP results. The non-GAAP financial measure Smurfit Westrock presents may differ from similarly captioned measures presented by other companies.
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

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net income, the most directly comparable
GAAP measure, for the periods indicated ($ in millions).

	Years ended December 31,
	2025	2024
Net income	$699	$319
Income tax expense	260	241
Depreciation, depletion and amortization	2,550	1,464
Impairment and restructuring costs	385	56
Transaction and integration-related expenses associated with the Combination	120	395
Amortization of fair value step up on inventory	—	224
Interest expense, net	729	398
Pension and other postretirement non-service (income) expense, net	(30)	24
Share-based compensation expense	139	206
Other expense, net	61	25
Other adjustments	26	34
Adjusted EBITDA	$4,939	$3,386
See “Note 3. Segment Information” of the Consolidated Financial Statements for additional information regarding “Other adjustments” in the table above.
GUARANTOR SUMMARIZED FINANCIAL INFORMATION
On April 3, 2024, SKT completed a private offering of $750 million aggregate principal amount of 5.200% senior green notes due
2030, $1,000 million aggregate principal amount of 5.438% senior green notes due 2034 and $1,000 million aggregate principal amount of 5.777% senior green notes due 2054, which we refer to as the “Original SKT Notes”, and on November 26, 2024, SWF
completed a private offering of $850 million aggregate principal amount of 5.418% senior green notes due 2035, which we refer to as the “Original SWF Notes” (and, together with the Original SKT Notes, the “Original Notes”). As part of those offerings, the Issuers and the Guarantors (as hereinafter defined) of the Original Notes entered into registration rights agreements with the initial purchasers thereof in which we agreed to use commercially reasonable efforts to complete exchange offers for such Original Notes in compliance with applicable securities laws. In connection with the registration rights agreements, on May 23, 2025, following an exchange offer process, certain holders of the Original Notes, exchanged their notes for newly issued registered notes (the “New Notes”). The New
Notes are substantially identical to the Original Notes, except that the New Notes are registered under the United States Securities Act of 1933, as amended, and will not have any transfer restrictions, registration rights or additional interest provisions.
As outlined above in the section entitled “Liquidity and Capital Resources”, on November 21, 2025, SWF issued $800 million aggregate principal amount of 5.185% senior green notes due 2036, and on November 24, 2025 SKT issued €500 million aggregate principal amount of 3.489% senior green notes due 2031. These notes have been registered under the U.S. Securities Act of 1933, as amended.

The Guarantees
The Original Notes, the New Notes and the November 2025 Notes are subject to any limitations under applicable law, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of Smurfit Westrock plc and the following wholly-owned subsidiaries of Smurfit Westrock plc (the “Subsidiary Guarantors”): Smurfit Kappa Group Limited, Smurfit Kappa
Investments Limited, Smurfit Kappa Acquisitions Unlimited Company, Smurfit Kappa Treasury Funding Designated Activity
Company, Smurfit International B.V., Smurfit WestRock US Holdings Corporation, WestRock Company, WRKCo Inc., WestRock
MWV, LLC and WestRock RKT, LLC. In addition, SWF fully and unconditionally guarantees SKT’s obligations under the Original
Notes, the New Notes and the November 2025 Notes, and SKT fully and unconditionally guarantees SWF’s obligations under the
Original Notes, the New Notes and the November 2025 Notes. SKT and SWF are both wholly-owned subsidiaries of Smurfit
Westrock plc. Smurfit Westrock plc and the Subsidiary Guarantors are collectively referred to herein as the “Guarantors”, and the
Issuers and the Guarantors are collectively referred to herein as the “Obligor Group”.
Operations are conducted almost entirely through Smurfit Westrock plc’s subsidiaries other than the Issuers and the Subsidiary
Guarantors. Accordingly, the Obligor Group’s cash flow and ability to service its debt are dependent upon the earnings of Smurfit
Westrock plc’s other non-obligor subsidiaries (the “Non-Obligor Subsidiaries”) and the distribution of those earnings to the Obligor
Group, whether by dividends, loans or otherwise. Holders of the New Notes and November 2025 Notes have a direct claim only against the Obligor Group.
Basis of Preparation of the Summarized Financial Information
The tables below present summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries have been presented separately. The summarized financial information below should be read in conjunction with the Company’s Consolidated
Financial Statements contained herein, as the summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries operated as independent entities ($ in millions).

SUMMARIZED STATEMENT OF OPERATIONS	Year ended December 31,
2025
Net sales to unrelated parties	$1,445
Net sales to Non-Obligor Subsidiaries	1,162
Gross profit	878
Interest expense, net with unrelated parties	(634)
Interest expense, net with Non-Obligor Subsidiaries	(345)
Net income and net income attributable to the Obligor Group	963

SUMMARIZED BALANCE SHEETS	December 31,	December 31,
	2025	2024
ASSETS
Current amounts due from Non-Obligor Subsidiaries	$4,571	$4,925
Other current assets	1,207	1,049
Total current assets	$5,778	$5,974

Non-current amounts due from Non-Obligor Subsidiaries	$3,355	$2,848
Other non-current assets	918	370
Total non-current assets	$4,273	$3,218

LIABILITIES
Current amounts due to Non-Obligor Subsidiaries	$9,130	$9,681
Other current liabilities	482	1,122
Total current liabilities	$9,612	$10,803

Non-current amounts due to Non-Obligor Subsidiaries	$7,447	$6,604
Other non-current liabilities	11,823	9,644
Total non-current liabilities	$19,270	$16,248
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
Business Combinations
From time to time, Smurfit Westrock may enter into business combinations, such as the Combination with WestRock which closed on
July 5, 2024. As described further in “Note 2. Acquisitions” to the Consolidated Financial Statements, Smurfit Westrock allocated the
$13,461 million aggregate merger consideration to the fair values of WestRock assets acquired and liabilities assumed as of the
Closing Date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

The purchase price allocation for the Merger was revised as additional information about the acquisition-date fair value of assets and liabilities became available during the measurement period (a period not to exceed 12 months from the Closing Date). The purchase price allocation was completed during the third quarter of fiscal 2025 after the Company completed the evaluation of the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies had been identified and recorded. The acquisition method of accounting required significant estimates and assumptions regarding the fair values of the elements of a business combination. The most significant assumptions related to the fair value estimates of plant and machinery assets acquired as part of property, plant and equipment. The company prepared estimates and engaged third-party valuation specialists to assist in the valuation of plant and machinery assets, which required significant judgments and assumptions inherent in the estimates regarding items such as deriving the effective age, economic lives, residual values and other factors, including estimating future cash flows that Smurfit Westrock expects to generate from the acquired assets.
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
See “Note 1.13. Business Combinations” and “Note 2. Acquisitions” to the Consolidated Financial Statements for Smurfit Westrock’s
accounting policy on business combinations and more information on the Combination with WestRock.
Goodwill Impairment
Smurfit Westrock reviews the carrying value of its goodwill annually during the fourth quarter, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other”
(“ASC 350”). Smurfit Westrock tests goodwill for impairment at the reporting unit level. During the third quarter of 2024, following the completion of the Combination, the Company changed its reportable segments and reassessed its reporting units. As a result of this reassessment, the Company identified the following reporting units: (1) North America, which includes operations in the U.S. and
Canada, (2) Europe, MEA and APAC, (3) Mexico, (4) Argentina and Chile, (5) Colombia & Central Cluster, and (6) Brazil. See “Note
1.12. Goodwill and Non-current Assets” and “Note 10. Goodwill” to the Consolidated Financial Statements for Smurfit Westrock’s
accounting policy on goodwill and more information on reporting units.
During the fourth quarter of the year ended December 31, 2025, Smurfit Westrock completed its annual goodwill impairment testing for each of the Company’s reporting units by performing a qualitative assessment. Multiple factors were evaluated to assess whether it was more likely than not that the estimated fair value of any reporting unit was below its carrying value. These factors included, but were not limited to, its expectations for macroeconomic conditions, industry and market considerations, and financial performance, including planned net sales and earnings of each reporting unit. The qualitative assessment also considered changes since the last qualitative assessment of all the Company’s reporting units, which was performed in 2024.
As a result of the qualitative assessment, Smurfit Westrock determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the Company determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required. See “Note 10. Goodwill” to the Consolidated
Financial Statements for further information about the Company’s annual assessment of goodwill for impairment.
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

Accounting for Income Taxes
Smurfit Westrock’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating its ability to recover deferred tax assets and establishing or reducing a valuation allowance in the jurisdiction from which they arise, Smurfit Westrock considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the effect of enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized. A high degree of judgment is required to assess the impact of possible future outcomes on Smurfit Westrock’s current and deferred tax positions.
As a result of this evaluation, Smurfit Westrock recorded valuation allowances of $429 million as of December 31, 2025 and
$372 million as of December 31, 2024, related to certain deferred tax assets, primarily tax loss carryforwards, where there is uncertainty as to the ultimate realization of a benefit. Smurfit Westrock regularly reviews the recoverability of deferred tax assets for adjustments to taxable income, changes in tax laws or interpretations thereof and tax rates, as all of these could impact its effective tax rate.
Smurfit Westrock is subject to routine tax audits and examinations. It uses significant judgment in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon settlement. Smurfit Westrock does not record any benefit for tax positions that do not meet the “more likely than not” recognition threshold at the balance sheet date. Resolutions of current uncertain tax positions are not expected to have a material adverse effect on the effective tax rate or on cashflows. Smurfit
Westrock has a progressive dividend strategy which means that it will remit earnings from some of its overseas subsidiaries to the parent company in Ireland. Its foreign earnings are generally taxed at rates that are higher than in Ireland and so no incremental tax should arise there, due to the availability of foreign tax credits. However, some earnings may be subject to limited additional foreign taxes upon repatriation. Smurfit Westrock continues to indefinitely reinvest its foreign earnings as part of its wider capital allocation strategy. To the extent that it cannot assert indefinite reinvestment of earnings, it records a deferred tax liability on its foreign earnings at the applicable tax rate if it is not otherwise possible to remit earnings without additional tax.
As of December 31, 2025 and 2024, Smurfit Westrock recognized a deferred tax liability of $209 million and $179 million, respectively, on unremitted earnings, in respect of foreign income taxes or withholding taxes for expected or assumed repatriation, respectively. As Smurfit Westrock can decide which subsidiaries should pay dividends, it does not expect that this deferred tax liability will have a material impact on its cash flows in the foreseeable future.
The determination of the amount of unrecognized deferred tax liability related to indefinitely invested foreign earnings not subject to additional outside basis difference taxes is not practicable. A 1% change in the effective tax rate would increase or decrease Smurfit
Westrock’s income tax expense for the year ended December 31, 2025 by $10 million.
In 2021, political agreement was reached by the OECD Inclusive Framework on a two-pillar approach to international tax reform. This includes the commitment to introduce a minimum effective tax rate of 15% for companies with revenue above €750 million (‘Pillar
Two’). The agreement has been enacted in most of the countries where Smurfit Westrock has business activities. The law was enacted in Ireland with an effective date January 1, 2024, and it was broadly in line with the OECD Inclusive Framework. For the year ended
December 31, 2025, a Pillar Two assessment was performed and its impact was not significant.
The Company has made accounting policy elections to account for the income tax effect(s) of U.S. Global Intangible Low-Taxed
Income (GILTI) as a period cost and to account for the income tax effect(s) of investment tax credits under the flow-through method.

Pension Obligations
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
A 50-basis point change in the discount rate, compensation level and expected long-term rate of return on plan assets, factoring in our corridor as appropriate, would have had the following effect on Smurfit Westrock’s pension expense for the year ended December 31,
2025, (in millions):

	Defined Benefit Pension Plans
	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	$8	$(8)
Compensation level	1	(1)
Expected long-term rate of return on plan assets	(35)	35
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
Interest Rate Risk
Smurfit Westrock is exposed to changes in interest rates on its variable rate debt. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of interest payments and, therefore, Smurfit Westrock’s future earnings and cash flows, assuming other factors are held constant. Smurfit Westrock had fixed an average of 88% of its interest cost on borrowings over the following 12 months at both December 31, 2025 and 2024. Holding all other variables constant, if interest rates for variable rate borrowings increased by 1% Smurfit Westrock’s interest expense would increase, and income before taxes would decrease, by approximately $17 million over the following 12 months for both years. Interest income on cash balances would increase by approximately $9 million assuming a 1% increase in interest rates earned on such balances over the following 12 months for both years.

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
Smurfit Westrock operates in markets both inside and outside of the U.S. and derived 54% and 65% of net sales for the year ended
December 31, 2025 and 2024, respectively, from outside the U.S. through international operations, some of which were transacted in
U.S. dollars. The decrease in concentration from outside the U.S. was due to the full year impact of the Combination. No single country other than the U.S. represented more than 10% of our net sales.
Although the Company is impacted by the exchange rates of a number of currencies, its largest net assets exposures for the year ended
December 31, 2025 and 2024 included the euro, the Mexican peso, the Canadian dollar, the Brazilian real, the pound sterling, and the
Colombian peso. Strengthening of the U.S. dollar exchange rate by 1% against all other foreign currencies from the December 31,
2025 rate would reduce shareholders’ equity by approximately $114 million compared to $101 million at December 31, 2024.
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
The cost of producing Smurfit Westrock’s products is also sensitive to the price of energy. Smurfit Westrock’s main energy exposure is to the cost of gas and electricity. Smurfit Westrock’s energy costs increased by 45% in the year ended December 31, 2025, when compared to the year ended December 31, 2024, which was primarily a result of 2025 being the first full year of costs after the
Combination with WestRock. Smurfit Westrock’s energy costs increased by 25% in the year ended December 31, 2024, when compared to the year ended December 31, 2023, as a result of the Combination with WestRock, partially offset by lower energy market prices for legacy Smurfit Kappa operations.
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. To manage commodity price risk, Smurfit Westrock may enter physical commodity contracts or financial derivative contracts to manage risks associated with fluctuating energy costs. The timeframe for such programs can be up to three years.
We have elected to apply the normal purchase normal sales (“NPNS”) scope exception, where appropriate, for physical commodity contracts that meet the criteria of derivatives under ASC 815, “Derivatives and Hedging” (“ASC 815”). As such, Smurfit Westrock is not required to apply derivative accounting treatment as required by ASC 815 to these physical commodity transactions.

Certain of our financial derivative contracts are designated as cash flow hedges, with changes in the fair value of these contracts being accounted for in “Accumulated Other Comprehensive Loss” in Shareholders Equity. The resulting gain or loss is reclassified into
“Cost of goods sold” in the Consolidated Statements of Operations concurrently with the recognition of the commodity. Certain of our financial derivative contracts do not qualify for hedge accounting but are effective economic hedges. As of December 31, 2025, the fair value of financial derivatives contracts and the impact of a hypothetical 10% adverse move in market prices on the fair values are immaterial.

Item 8. Financial Statements and Supplementary Data
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF
SMURFIT WESTROCK PLC

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Smurfit Westrock Public Limited Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Smurfit Westrock Public Limited Company and subsidiaries (‘the
Company’) as of December, 31, 2025, and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes collectively, the consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of December, 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December, 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-
year period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the
Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the
Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB)
and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding

Report of Independent Registered Public Accounting Firm
prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Evaluation of the qualitative goodwill impairment indicator assessment
As described in Note 10 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2025 was
$7,218 million. The Company reviews the carrying value of its goodwill annually during the fourth quarter, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. During the fourth quarter of fiscal 2025, the
Company performed a qualitative impairment test at the reporting unit level.
We identified the selection and evaluation of qualitative goodwill impairment indicators, or qualitative factors, for the (i) North
America (including US and Canada) and (ii) Europe, MEA and APAC reporting units as a critical audit matter. Key qualitative factors included projected gross domestic product, inflation, compound annual growth rates, recovered fiber, energy costs and the Company’s forecasted financial performance. The key qualitative factors could have had a significant effect on the Company’s qualitative assessment and the potential for the need to perform a quantitative goodwill impairment test. Subjective auditor judgment was required to evaluate the key qualitative factors.
The following are the primary procedures we performed to address this critical audit matter:
•We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the selection and analysis of potential qualitative factors.
•We evaluated the relevance and reliability of key qualitative factors, specifically, projected gross domestic product, inflation, compound annual growth rate, recovered fiber and energy costs selected by the Company and assessed the reasonableness of these qualitative factors against publicly available economic, industry and market data or actual costs as appropriate.
•We evaluated the reasonableness of the Company’s forecasted financial performance by comparing this to actual historical financial performance reported by the respective reporting units. We challenged the key underlying assumptions (projected revenue, energy and recovered fiber cost factors) by performing a sensitivity analysis on the Company’s forecasted financial performance.
/s/ KPMG
We have served as the Company’s auditor since 2018.
Dublin, Ireland
February 27, 2026

Smurfit Westrock plc
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $3 million and $2 million at December 31, 2025 and December 31, 2024, respectively)	$892	$855
Accounts receivable, net (amounts related to consolidated variable interest entities of $876 million and $767 million at December 31, 2025 and December 31, 2024, respectively)	4,268	4,117
Inventories	3,693	3,550
Other current assets	1,586	1,533
Total current assets	10,439	10,055
Property, plant and equipment, net	23,232	22,675
Goodwill	7,218	6,822
Intangibles, net	1,059	1,117
Prepaid pension asset	616	635
Other non-current assets (amounts related to consolidated variable interest entities of $393 million and $389 million at December 31, 2025 and December 31, 2024, respectively)	2,593	2,455
Total assets	$45,157	$43,759

Liabilities and Equity
Current liabilities:
Accounts payable	$3,597	$3,290
Accrued expenses	601	715
Accrued compensation and benefits	997	882
Current portion of debt	346	1,053
Other current liabilities	1,523	1,393
Total current liabilities	7,064	7,333
Non-current debt due after one year (amounts related to consolidated variable interest entities of $376 million and $8 million at December 31, 2025 and December 31, 2024, respectively)	13,427	12,542
Deferred tax liabilities	3,297	3,600
Pension liabilities and other postretirement benefits, net of current portion	697	706
Other non-current liabilities (amounts related to consolidated variable interest entities of $335 million and $335 million at December 31, 2025 and December 31, 2024, respectively)	2,318	2,191
Total liabilities	26,803	26,372
Commitments and Contingencies (Note 21)
Equity:
Preferred stock, $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock, $0.001 par value; 9,500,000,000 shares authorized; 522,310,486 and 520,444,261 shares outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Deferred shares, €1 par value; 25,000 shares authorized; Nil and 25,000 shares outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost; 1,449,320 and 2,037,589 common stock at December 31, 2025 and December 31, 2024, respectively	(64)	(93)
Capital in excess of par value	16,083	15,948
Accumulated other comprehensive loss	(348)	(1,446)
Retained earnings	2,655	2,950
Total shareholders’ equity	18,327	17,360
Noncontrolling interests	27	27
Total equity	18,354	17,387
Total liabilities and equity	$45,157	$43,759
The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Operations
(in millions, except per share data)

	Years ended December 31,
	2025	2024	2023
Net sales	$31,179	$21,109	$12,093
Cost of goods sold	(25,136)	(16,914)	(9,039)
Gross profit	6,043	4,195	3,054
Selling, general and administrative expenses	(3,819)	(2,737)	(1,572)
Impairment and restructuring costs	(385)	(56)	(32)
Transaction and integration-related expenses associated with the Combination	(120)	(395)	(78)
Operating profit	1,719	1,007	1,372
Interest expense, net	(729)	(398)	(139)
Pension and other postretirement non-service income (expense), net	30	(24)	(49)
Other expense, net	(61)	(25)	(46)
Income before income taxes	959	560	1,138
Income tax expense	(260)	(241)	(312)
Net income	699	319	826
Net income attributable to noncontrolling interests	—	—	(1)
Net income attributable to common shareholders	$699	$319	$825

Basic earnings per share attributable to common shareholders	$1.34	$0.83	$3.19

Diluted earnings per share attributable to common shareholders	$1.33	$0.82	$3.17

The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Years ended December 31,
	2025	2024	2023
Net income	$699	$319	$826
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,219	(895)	410
Defined benefit pension and other postretirement benefit plans	(120)	87	(53)
Net (loss) gain on cash flow hedges	(1)	—	5
Other comprehensive income (loss), net of tax	1,098	(808)	362
Comprehensive income (loss)	1,797	(489)	1,188
Comprehensive income attributable to noncontrolling interests	—	—	(1)
Comprehensive income (loss) attributable to common shareholders	$1,797	$(489)	$1,187

The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Cash Flows
(in millions)

	Years ended December 31,
	2025	2024	2023
Operating activities:
Net income	$699	$319	$826
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,550	1,464	580
Cash surrender value increase in excess of premiums paid	(44)	(17)	—
Impairment charges	246	24	5
Share-based compensation expense	139	206	66
Deferred income tax benefit	(190)	(137)	(28)
Pension and other postretirement funding more than cost	(111)	(55)	(39)
Other	32	28	(10)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	164	(144)	245
Inventories	35	62	220
Other assets	(2)	(31)	43
Accounts payable	(23)	(273)	(260)
Income taxes	(71)	(5)	(99)
Accrued liabilities and other	(32)	42	10
Net cash provided by operating activities	3,392	1,483	1,559
Investing activities:
Capital expenditures	(2,192)	(1,466)	(929)
Cash paid for purchase of businesses, net of cash acquired	(6)	(719)	(29)
Proceeds from corporate owned life insurance	26	5	—
Proceeds from sale of property, plant and equipment	12	61	17
Other	17	5	10
Net cash used for investing activities	(2,143)	(2,114)	(931)
Financing activities:
Additions to debt	1,989	5,707	88
Repayments of debt	(1,841)	(4,321)	(136)
Debt issuance costs	(20)	(63)	—
Changes in commercial paper, net	(391)	1	—
Other debt (repayments) additions, net	(18)	2	(4)
Repayments of finance lease liabilities	(43)	(22)	(3)
Tax paid in connection with shares withheld from employees	(69)	(26)	—
Purchases of treasury stock	—	(27)	(30)
Cash dividends paid to shareholders	(900)	(650)	(391)
Other	(5)	6	(3)
Net cash (used for) provided by financing activities	(1,298)	607	(479)
Effect of exchange rate changes on cash and cash equivalents	86	(121)	10
Increase (decrease) in cash and cash equivalents	37	(145)	159
Cash and cash equivalents at January 1	855	1,000	841
Cash and cash equivalents at December 31	$892	$855	$1,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

Smurfit Westrock plc
Consolidated Statements of Changes in Equity
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest (“NCI”)	Total
Balance at December 31, 2022(1)	259	$—	$3,528	$(78)	$3,087	$(1,209)	$5,328	$15	$5,343
Net income	—	—	—	—	825	—	825	1	826
Other comprehensive income, net of tax	—	—	—	—	—	362	362	—	362
Share-based compensation	—	—	64	—	—	—	64	—	64
Issuance of common stock	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(30)	—	—	(30)	—	(30)
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Dividends declared ($1.50 per share)	—	—	—	—	(391)	—	(391)	—	(391)
Balance at December 31, 2023	260	—	3,575	(91)	3,521	(847)	6,158	16	6,174
Net income	—	—	—	—	319	—	319	—	319
Other comprehensive loss, net of tax	—	—	—	—	—	(808)	(808)	—	(808)
Share-based compensation	—	—	200	—	—	—	200	—	200
Shares distributed by Smurfit Kappa Employee Trust	—	—	(25)	25	—	—	—	—	—
Purchases of treasury stock	—	—	—	(27)	—	—	(27)	—	(27)
Shares of Smurfit Westrock common stock issued to WestRock shareholders and NCI assumed as a result of the Merger	258	1	12,098	—	—	—	12,099	11	12,110
Converted WestRock RSUs and Options attributable to pre- Combination services	—	—	91	—	—	—	91	—	91
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	4	—	(26)	—	(22)	—	(22)
Reclassification from retained earnings to accumulated other comprehensive loss	—	—	—	—	(209)	209	—	—	—
Dividends declared ($1.89 per share)(2)	—	—	5	—	(655)	—	(650)	—	(650)
Balance at December 31, 2024	520	1	15,948	(93)	2,950	(1,446)	17,360	27	17,387
Net income	—	—	—	—	699	—	699	—	699
Other comprehensive income, net of tax	—	—	—	—	—	1,098	1,098	—	1,098
Share-based compensation	—	—	137	—	—	—	137	—	137
Shares distributed by Smurfit Kappa Employee Trust	—	—	(18)	18	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	2	—	(69)	—	(67)	—	(67)
Cancellation of deferred shares by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($1.72 per share)(2)	—	—	14	—	(914)	—	(900)	—	(900)
Balance at December 31, 2025	522	$1	$16,083	$(64)	$2,655	$(348)	$18,327	$27	$18,354
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
Pursuant to a transaction agreement dated as of September 12, 2023 (the “Transaction Agreement”), among Smurfit Westrock, Smurfit
Kappa Group plc (re-registered as Smurfit Kappa Group Limited) (“Smurfit Kappa”), WestRock Company (“WestRock”) and Sun
Merger Sub, LLC (“Merger Sub”) the following was completed (i) Smurfit Westrock acquired Smurfit Kappa by means of a scheme of arrangement under the Irish Companies Act (the “Smurfit Kappa Share Exchange”) and (ii) Merger Sub merged with and into
WestRock, with WestRock continuing as the surviving entity (the “Merger” and, together with the Smurfit Kappa Share Exchange, the
“Combination”). The Combination closed on July 5, 2024 (the “Closing Date”). Upon the completion of the Combination, Smurfit
Kappa and WestRock each became wholly-owned subsidiaries of Smurfit Westrock.
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
1.3.  Reclassifications and Adjustments
During the year ended December 31, 2025, we changed the presentation of our debt footnote to present the unamortized fair value adjustments, debt discounts and premiums as a single line, alongside debt issuance costs. Previously, these items were included within the carrying amounts of each facility. Prior year amounts in “Note 15. Debt” have been reclassified to conform to the current period presentation. This change affected presentation only and had no impact on total assets, liabilities, stockholders’ equity, net income, or cash flows.
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
We perform an evaluation of the current expected credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions and judgment about the future financial health of our customers. Generally, credit terms associated with our receivables collection are approximately 30 to 90 days.
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
See “Note 7. Accounts Receivable, net” for additional information on accounts receivable and allowances. See “Note 14. Fair Value
Measurement” and “Note 15. Debt” for additional information on receivables securitization facilities.
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Full provision is made for all damaged, deteriorated and unusable material. The Company regularly reviews inventory quantities on-
hand for excess and obsolete inventory and, when circumstances indicate, records charges to write-down inventories to their estimated net realizable value. Any write-down of inventory to net realizable value creates a new cost basis for that inventory. Materials and other supplies held for use in the production of inventories are not written down below cost if the finished goods, in which they will be incorporated, are expected to be sold at or above cost. See “Note 8. Inventories” for additional information.
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
We have made an accounting policy election to not recognize an ROU asset and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that we are reasonably certain to exercise. In addition, the
Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See “Note 13. Leases” for additional information.
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If the Company determines, based on qualitative factors, that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If based on qualitative factors, the fair value of the reporting unit may more likely than not be less than its carrying amount, a quantitative goodwill impairment test would be required. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate
(based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, sales prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from past acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, but not in excess of the total amount of goodwill allocated to the respective reporting unit, as required under ASU 2017-04
“Simplifying the Test for Goodwill Impairment”.
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
1.14.  Impairment and Restructuring Costs
When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease ROU assets to their fair value and record charges for severance and other employee-related costs.
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
1.15.  Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities
We estimate fair values in accordance with ASC 820 “Fair Value Measurement” (“ASC 820”). ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.
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
We discuss fair values in more detail in “Note 14. Fair Value Measurement” and our pension and postretirement assets and liabilities in “Note 19. Retirement Plans and Deferred Compensation Arrangements”.
1.16.  Income Taxes
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
1.17.  Pension and Other Postretirement Benefits
We sponsor pension and other postretirement benefits in the U.S. and most of the other countries in which we operate. We use a
December 31 measurement date for these plans. We measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. We measure the vested benefit obligation as the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation of retirement. We recognize the net funded position of our plans as assets or liabilities in our Consolidated Balance Sheets. Estimated future payments are determined based on assumptions. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost including differences between actual and expected returns on plan assets, plan remeasurement and when certain assumptions used to determine the projected benefit obligation are updated, such as but not limited to, changes in the discount rate and the change in the rate of compensation.
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
1.18.  Share-based Compensation
We recognize an expense for share-based compensation plans based on the estimated fair value of the related awards. We measure share-based compensation awards using fair value-based measurement methods determined at the grant date. The compensation expense is recognized using the straight-line method over the requisite service period for time-based awards. For awards vesting based on market conditions, a compensation expense is recognized whether or not the market condition is met, as long as the service condition is met. For awards vesting based on performance conditions, compensation expense is recognized over the requisite service period only if it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts the compensation expense based on its probability assessment. The Company issues new shares of common stock to satisfy the vesting of stock-based awards, other than for the deferred bonus plan for which treasury stock is used.
Forfeitures are estimated based on historical experience.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
1.19.  Foreign Currency
The Consolidated Financial Statements are presented in the U.S. dollar, which is the reporting currency of the Company. We translate the assets and liabilities of our foreign operations to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in “Foreign currency translation gain (loss)”, a component of “Other comprehensive income (loss), net of tax”. We translate income statement activity of our foreign operations to
U.S. dollar using the average exchange rate prevailing during the period. On disposal of a foreign operation, accumulated currency translation differences are reclassified to profit or loss as part of the overall gain or loss on disposal.
Monetary assets and liabilities denominated in foreign currencies are translated into functional currency at the foreign exchange rate at the reporting date. Non-monetary assets and liabilities carried at cost are not subsequently retranslated. Non-monetary assets carried at fair value are subsequently remeasured at the exchange rate at the date of valuation. Gains or losses arising on foreign currency remeasurements are recorded within “Other expense, net” in the Consolidated Statements of Operations with the exception of differences on foreign currency borrowings that qualify as a hedge of the Company’s net investment in foreign operations. The portion of exchange gains or losses on foreign currency borrowings used to provide a hedge against a net investment in a foreign operation and that is determined to be an effective hedge is recognized in “Other comprehensive income (loss), net of tax”.
We recorded a loss on foreign currency transactions of $33 million, $22 million and $52 million in the years ended December 31,
2025, 2024 and 2023, respectively.
1.20.  Supplier Finance Program Obligations
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
The Company's outstanding payment obligations to financial institutions for the years ended December 31, 2025 and December 31,
2024 were as follows:

	2025	2024
Outstanding payment obligations at January 1	$450	$—
Assumed as part of the Combination	—	440
Amounts added during the period	1,408	792
Amounts settled during the period	(1,497)	(782)
Outstanding payment obligations at December 31	$361	$450
1.21.  Repair and Maintenance Costs
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
1.22.  New Accounting Standards Recently Adopted
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
Early adoption is permitted. The Company adopted this ASU in these Consolidated Financial Statements by including the required applicable disclosures on a prospective basis. See “Note 18. Income Taxes“ for more information.
1.23.  New Accounting Standards Not Yet Adopted
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
2.  Acquisitions
2024 Acquisitions
As referred to in “Note 1. Description of Business and Summary of Significant Accounting Policies”, the Combination (consisting of the Merger with WestRock and the Smurfit Kappa Share Exchange) closed on July 5, 2024. The Combination created a global leadership position for the Company in sustainable packaging, characterized by quality, product, and geographic diversity.
Merger Consideration
The following table summarizes the components of the aggregate consideration for the Merger. The amounts are calculated by reference to Smurfit Kappa’s share price of £36.56 on the Closing Date, translated to U.S. dollars using the closing exchange rate as of that date.

Cash paid for outstanding WestRock Stock(1)	$1,291
Smurfit Westrock Shares issued to WestRock Shareholders(2)	12,098
Converted WestRock Options and WestRock RSU Awards attributable to pre-Combination service(3)	101
Settlement of pre-existing relationships, trade and other payable and receivable balances with WestRock(4)	(29)
Aggregate Merger Consideration	$13,461
(1) The cash component of the aggregate Merger Consideration is based on 258,228,403 shares of WestRock Stock multiplied by the Cash Consideration of $5.00 per
WestRock share.
(2) Value of Smurfit Westrock Shares issued is based on 258,228,403 shares of outstanding WestRock Stock resulting in the issue of 258,228,403 Smurfit Westrock
Shares at the closing share price of £36.56 on July 5, 2024, translated to U.S. dollars using the closing exchange rate of £1 to $1.2815 as of that date.
(3) Consideration for WestRock Options and WestRock restricted stock unit (“RSU”) Awards replaced with Smurfit Westrock equity awards with similar terms, and the amount represents the consideration for their replacement. A portion of the fair value of Smurfit Westrock equity awards issued represents consideration transferred, while the remaining portion represents the post-Combination compensation expense based on the vesting terms of the converted awards. Also included, is the
Merger Consideration in respect of WestRock Director RSU Awards, settled options held by former WestRock employees and vested and unreleased RSU awards all of which converted into WestRock Stock immediately prior to the Closing Date.
(4) Component of Merger Consideration in respect of the settlement for no gain or loss of trade and other receivable and payable balances with WestRock as of the date of the Merger. The Merger Consideration has been increased by the amount of the settled Smurfit Kappa receivable of $3 million in respect of sales to WestRock and has been reduced to account for the effective settlement of accounts payable of $32 million in respect of trade and other purchases from WestRock. The
WestRock receivable and payable in respect of these inter-company transactions were not recognized as an acquired asset or assumed liability.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Purchase Price Allocation
Smurfit Westrock management determined that Smurfit Kappa is the accounting acquirer in the Merger, which was accounted for under the acquisition method of accounting for business combinations in accordance with ASC 805.
During the third quarter of 2025, based on the finalization of valuation and internal reviews, we completed the purchase price allocation. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.
The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed:

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Identifiable net assets:
Cash and cash equivalents	$603	$—	$603
Accounts receivable	2,374	—	2,374
Inventories	2,504	29	2,533
Other current assets	825	(29)	796
Property, plant and equipment	17,567	35	17,602
Intangibles	922	41	963
Prepaid pension asset	558	—	558
Other non-current assets	1,765	76	1,841
Accounts payable	(2,018)	—	(2,018)
Accrued compensation and benefits	(447)	—	(447)
Current portion of debt	(1,285)	—	(1,285)
Other current liabilities	(1,123)	(42)	(1,165)
Non-current debt due after one year	(7,438)	(2)	(7,440)
Deferred tax liabilities	(3,523)	94	(3,429)
Pension liabilities and other postretirement benefits, net of current portion	(299)	—	(299)
Other non-current liabilities	(1,872)	(76)	(1,948)
Noncontrolling interests	(11)	—	(11)
Identifiable net assets acquired as of July 5, 2024	9,102	126	9,228
Goodwill arising on Merger	4,359	(126)	4,233
Aggregate Merger Consideration	$13,461	$—	$13,461
Measurement period adjustments primarily related to the adjustments in the fair values of the acquired property, plant and equipment and other intangible assets from the third-party valuation and related impact on deferred income taxes. The measurement period adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date.
The goodwill arising from the Merger is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Merger. Of the total goodwill recognized on the Merger, $3,949 million was allocated to the North American segment, $203 million was allocated to the LATAM segment and $81 million was allocated to the Europe, MEA and APAC segment.
Of the total goodwill recognized, $187 million is estimated to be deductible for tax purposes.
The fair value of the assets acquired included accounts receivable of $2,374 million that were not purchased financial assets with credit deterioration. The gross amount due under contracts was $2,429 million of which $55 million was expected to be uncollectible.
The fair value of acquired property, plant and equipment was determined primarily using the cost approach method. Due to the specialized industrial nature of our plant and machinery assets, we have primarily applied the depreciated replacement cost method to determine their acquisition date fair value. These valuations resulted in Level 3 non-recurring fair value measurements.
The preliminary fair values of intangible assets were generally determined using income-based methods, including the multi-period excess earnings method, the relief from royalty method and cost saving approach.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The identifiable intangible assets acquired are presented in the following table:

	Fair Value	Weighted Average Useful Lives (in years)
Customer relationships	$459	14
Trade names and trademarks	228	10
Developed technology	179	12
Software assets	93	5
Land use rights	4	22
Intangible assets acquired	$963	12
The Company incurred transaction-related (reversals) expenses associated with the Combination of $(2) million, $202 million and
$78 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs were associated primarily with legal and other professional services and were recorded in transaction and integration-related expenses associated with the Combination.
Following the Combination, Smurfit Kappa funded the prepayment and cancellation of WestRock’s credit agreement with an outstanding amount of $750 million. Waivers from lenders removing change in control provisions had previously been received for this loan facility. The outstanding balance of the facility as of July 5, 2024 was recognized as an assumed liability. The repayment did not form part of Merger Consideration. The repayment of the principal ($750 million) was presented as a financing cash outflow with the payment of accrued interest ($1 million) reflected within operating activities, each in the Consolidated Statement of Cash Flows for the year ended December 31, 2024.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for the years ended
December 31, 2024 and 2023, as if the Merger had occurred on January 1, 2023.

	Years ended December 31,
	2024	2023
Net sales	$30,919	$32,511
Net income (loss) attributable to common shareholders	$650	$(1,410)
The unaudited pro forma combined financial information above is based on the historical financial statements of Smurfit Kappa,
WestRock, and Smurfit Westrock, and is not indicative of the results of operations that would have been achieved if the Merger had occurred on January 1, 2023, nor is it indicative of future results. The unaudited pro forma combined financial information has been prepared by applying the accounting policies of Smurfit Westrock and includes, where applicable, adjustments for factually supportable items or transactions, directly attributable to the Merger.
The unaudited pro forma combined financial information reflects pro forma adjustments for the following material non-recurring expenses directly attributable to the Merger, each reflected as of the beginning of the earliest pro forma comparative period presented:
(i) 2024 and 2023 transaction-related costs of both Smurfit Kappa and WestRock amounting to $448 million, including retention-
related bonuses; and (ii) 2024 amortization of the fair value adjustment to acquired inventories of $224 million.
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
3.  Segment Information
The chief operating decision maker (“CODM”) is determined to be the executive management team, comprising the Group Chief
Executive Officer and Group Chief Financial Officer. The CODM is responsible for assessing performance, allocating resources and making strategic decisions.
We have identified three operating segments, which are also our reportable segments, as follows:
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
We operate in 40 countries worldwide. The table below reflects financial data of our operations for each of the past three years:

	Years ended December 31,
	2025	2024	2023
Net sales (unaffiliated customers)
Ireland (country of domicile)	$226	$172	$128
U.S.	14,467	7,311	303
Mexico	2,521	1,960	1,343
Germany	1,873	1,711	1,694
France	1,546	1,427	1,492
Other Americas	3,381	2,330	1,322
Other Europe, MEA and APAC	7,165	6,198	5,811
Total	$31,179	$21,109	$12,093
Our net sales are derived almost entirely from the sale of goods and are disclosed based on the location of production.
No one customer represents greater than 10% of our net sales.

	December 31,
	2025	2024
Long-lived assets(1)
Ireland (country of domicile)	$113	$62
U.S.	14,224	14,841
Other Americas	4,482	4,013
Other Europe, MEA and APAC	5,464	4,745
Total	$24,283	$23,661
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
Significant segment expenses are segment cost of goods sold and segment selling, general and administrative expenses. Segment cost of goods sold primarily include raw materials, direct labor and plant overhead costs. Segment selling, general and administrative expenses primarily include compensation and benefits, external professional fees and other operating costs. Both segment cost of goods sold and segment selling, general and administrative expenses exclude certain adjustments that management believes are not indicative of the operating results of the business.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The following tables show selected financial data for our segments:

Year ended December 31, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$18,220	$10,860	$2,099	$31,179
Add net sales (intersegment)	357	33	14	404
Net sales (aggregate)	18,577	10,893	2,113	31,583

Less segment expenses:
Segment cost of goods sold	(13,711)	(8,009)	(1,463)
Segment selling, general and administrative expenses	(1,868)	(1,266)	(165)
	(15,579)	(9,275)	(1,628)	(26,482)
Segment Adjusted EBITDA	$2,998	$1,618	$485	$5,101
Unallocated corporate costs				(162)
Depreciation, depletion and amortization				(2,550)
Impairment and restructuring costs				(385)
Transaction and integration-related expenses associated with the Combination				(120)
Interest expense, net				(729)
Pension and other postretirement non-service income, net				30
Share-based compensation expense				(139)
Other expense, net				(61)
Other adjustments				(26)
Income before income taxes				$959
Other adjustments in the table above include losses at closed facilities of $26 million.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)

Year ended December 31, 2024	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$9,901	$9,556	$1,652	$21,109
Add net sales (intersegment)	191	21	59	271
Net sales (aggregate)	10,092	9,577	1,711	21,380

Less segment expenses:
Segment cost of goods sold	(7,450)	(6,948)	(1,192)
Segment selling, general and administrative expenses	(1,032)	(1,100)	(141)
	(8,482)	(8,048)	(1,333)	(17,863)
Segment Adjusted EBITDA	$1,610	$1,529	$378	$3,517
Unallocated corporate costs				(131)
Depreciation, depletion and amortization				(1,464)
Impairment and restructuring costs				(56)
Transaction and integration-related expenses associated with the Combination				(395)
Amortization of fair value step up on inventory				(224)
Interest expense, net				(398)
Pension and other postretirement non-service expense, net				(24)
Share-based compensation expense				(206)
Other expense, net				(25)
Other adjustments				(34)
Income before income taxes				$560
Other adjustments in the table above include a non-recurring, non-cash currency translation adjustment in Argentina of $42 million and losses at closed facilities of $10 million partially offset by a reimbursement of a fine from the Italian Competition Authority of
$18 million.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)

Year ended December 31, 2023	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$1,623	$9,184	$1,286	$12,093
Add net sales (intersegment)	1	9	58	68
Net sales (aggregate)	1,624	9,193	1,344	12,161

Less segment expenses:
Segment cost of goods sold	(1,165)	(6,498)	(939)
Segment selling, general and administrative expenses	(178)	(1,011)	(131)
	(1,343)	(7,509)	(1,070)	(9,922)
Segment Adjusted EBITDA	$281	$1,684	$274	$2,239
Unallocated corporate costs				(111)
Depreciation, depletion and amortization				(580)
Impairment and restructuring costs				(32)
Transaction and integration-related expenses associated with the Combination				(78)
Interest expense, net				(139)
Pension and other postretirement non-service expense, net				(49)
Share-based compensation expense				(66)
Other expense, net				(46)
Income before income taxes				$1,138

	Years ended December 31,
	2025	2024	2023
Capital expenditures:
North America	$1,224	$723	$135
Europe, MEA and APAC	723	503	594
LATAM	208	216	194
Total per reportable segments	2,155	1,442	923
Corporate	37	24	6
Total capital expenditures	$2,192	$1,466	$929

	December 31,
	2025	2024
Assets:
North America	$28,597	$29,078
Europe, MEA and APAC	12,238	10,723
LATAM	3,652	3,180
Total reportable segments	44,487	42,981
Corporate(1)	670	778
Total assets	$45,157	$43,759
(1) Corporate assets are composed primarily of Cash and cash equivalents and Recoverable or refundable income taxes.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
4.  Revenue Recognition
Disaggregated Revenue
ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the years ended December 31, 2025, 2024 and 2023. Net sales are attributed to segments based on the location of production.

	Year ended December 31, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$4,386	$1,552	$192	$6,130
Packaging	13,834	9,308	1,907	25,049
Total	$18,220	$10,860	$2,099	$31,179

	Year ended December 31, 2024
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$2,271	$1,468	$117	$3,856
Packaging	7,630	8,088	1,535	17,253
Total	$9,901	$9,556	$1,652	$21,109

	Year ended December 31, 2023
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$106	$1,380	$53	$1,539
Packaging	1,517	7,804	1,233	10,554
Total	$1,623	$9,184	$1,286	$12,093
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
On the Consolidated Balance Sheets, contract assets reported within “Other current assets” were $170 million and $197 million at
December 31, 2025 and December 31, 2024, respectively, and contract liabilities reported within “Other current liabilities” were
$6 million and $5 million at December 31, 2025 and December 31, 2024, respectively.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
5.  Impairment and Restructuring Costs
The components of impairment and restructuring costs are as follows:

	Years ended December 31,
	2025	2024	2023
Impairment charges	$246	$24	$5
Restructuring costs	139	32	27
Impairment and restructuring costs	$385	$56	$32
Impairment Charges
The components of impairment charges are as follows:

	Years ended December 31,
	2025	2024	2023
Impairment of property, plant and equipment	$210	$24	$5
Impairment of other assets	36	—	—
Total impairment charges	$246	$24	$5
These impairment charges are recognized in the Consolidated Statements of Operations caption “Impairment and restructuring costs”.
The segmental split of the impairment charges recognized for property, plant and equipment for the years ended December 31, 2025,
2024 and 2023 is as follows:

	Years ended December 31,
	2025	2024	2023
North America	$170	$23	$—
Europe, MEA and APAC	39	1	5
LATAM	1	—	—
Total impairment charges recognized for property, plant and equipment	$210	$24	$5
Of the total impairment charges, $177 million for the year ended December 31, 2025, were triggered by the announcement on April
30, 2025, that the Company would permanently close its coated recycled board mill in St. Paul, Minnesota, U.S. and discontinue production at its containerboard mill in Forney, Texas, U.S. (the “Mill Closures”). We stopped production at these two U.S. mills in
June 2025 and May 2025, respectively. Additionally, the Company announced it had initiated consultations with local works councils in Germany with a view to permanently closing two converting facilities there (together with the Mill Closures, the “April 2025
Announced Closures”). In the third quarter of 2025, we reached agreements with the local work councils in Germany and ceased production at those two converting facilities in the fourth quarter of 2025.
Following our decision to permanently close the above facilities, the Company assessed the recoverability of the associated long-lived assets being property, plant and equipment in accordance with ASC 360. The fair value of the property, plant and equipment assets was determined based on their estimated selling price in an orderly transaction between market participants at the measurement date.
As a result of this assessment, $160 million for the year ended December 31, 2025 was recognized for impairment charges of the property, plant and equipment of the facilities affected by the April 2025 announcement. The remainder of the impairment charges recognized related to spare parts included in inventories in these facilities.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Restructuring Costs
The segmental split of the restructuring costs shown in the table above is as follows:

	Years ended December 31,
	2025	2024	2023
North America	$74	$13	$9
Europe, MEA and APAC	62	13	14
LATAM	3	6	4
Total restructuring costs	$139	$32	$27
The table below sets forth restructuring costs by type incurred:

	Years ended December 31,
	2025	2024	2023
Severance charges	$82	$16	$12
Other costs	57	16	15
Total restructuring costs	$139	$32	$27
Of the total restructuring costs, $65 million for the year ended December 31, 2025 relates to the April 2025 Announced Closures.
The following table sets forth the activity in the restructuring accrual related to the April 2025 Announced Closures included in "Other current liabilities" in the Company's Consolidated Balance Sheets:

	Severance charges	Other costs	Total
Balance at December 31, 2024	$—	$—	$—
Charges for the period	39	26	65
Payments	(16)	(21)	(37)
Balance at December 31, 2025	$23	$5	$28
The majority of these charges will be paid within 12 months of the reporting date. The Company expects to recognize future additional charges of $34 million associated with the April 2025 Announced Closures through 2026.
The remaining restructuring costs and related restructuring accruals relate to individual restructuring actions which are individually and cumulatively immaterial.
6.  Transaction and Integration-related Expenses Associated with the Combination
The following table summarizes the transaction and integration expenses associated with the Combination:

	Years ended December 31,
	2025	2024	2023
Transaction-related reversals (expenses) associated with the Combination	$2	$(202)	$(78)
Integration-related (expenses) associated with the Combination	(122)	(193)	—
Total transaction and integration-related expenses associated with the Combination	$(120)	$(395)	$(78)

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
7.  Accounts Receivable, net
Accounts receivable consists of the following:

	December 31,
	2025	2024
Gross accounts receivable	$4,506	$4,339
Less: Allowances	(238)	(222)
Accounts receivable	$4,268	$4,117
The following table represents a summary of the changes in allowances for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
Balance at January 1	$222	$170	$160
Charges to net sales and selling, general and administrative expenses	383	380	196
Deductions	(355)	(318)	(185)
Write offs	(12)	(10)	(1)
Balance at December 31	$238	$222	$170
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
8.  Inventories
Inventories are as follows:

	December 31,
	2025	2024
Finished goods	$1,432	$1,374
Work-in-progress	192	206
Raw materials	1,287	1,288
Consumables and spare parts	782	682
Inventories	$3,693	$3,550

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
9.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	December 31,
	2025	2024
Land and buildings	$5,939	$5,337
Plant and equipment	25,118	22,306
Construction-in-progress	1,705	1,517
Finance lease right-of-use assets	472	419
Property, plant and equipment at cost, excluding forestlands	33,234	29,579
Less: Accumulated depreciation and impairment	(10,295)	(7,155)
Property, plant and equipment, net, excluding forestlands	22,939	22,424
Forestlands, net of depletion	293	251
Property, plant and equipment, net	$23,232	$22,675
Depreciation and depletion expense for the years ended December 31, 2025, 2024 and 2023 was $2,402 million, $1,363 million and
$528 million, respectively and is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the
Consolidated Statements of Operations.
Non-cash additions to property, plant and equipment included within accounts payable were $518 million, $384 million and
$235 million at December 31, 2025, 2024 and 2023, respectively.
Refer to “Note 5. Impairment and Restructuring Costs” for details of the impairment charges recognized for property, plant and equipment.
10.  Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and December 31, 2024 are as follows:

	North America	Europe, MEA and APAC	LATAM	Total
Balance as of December 31, 2023	$264	$2,444	$134	$2,842
Acquisitions and acquisitions adjustments	3,882	94	206	4,182
Translation adjustment	(23)	(141)	(38)	(202)
Balance as of December 31, 2024	4,123	2,397	302	6,822
Acquisitions and acquisitions adjustments	67	(13)	(3)	51
Translation adjustment	15	296	34	345
Balance as of December 31, 2025	$4,205	$2,680	$333	$7,218
Further information on acquisitions is included in “Note 2. Acquisitions”.
During the fourth quarter of 2025 and 2024, the Company performed qualitative impairment tests and determined it was more likely than not that the fair value of all reporting units was greater than their carrying amount. Accordingly, the Company concluded that a quantitative impairment test was not necessary, and that goodwill was not impaired.
Accumulated goodwill impairment losses at December 31, 2025 amount to $274 million comprising $222 million in Europe, MEA and APAC and $52 million in LATAM. At December 31, 2024, the accumulated goodwill impairment losses were $242 million comprising $198 million in Europe, MEA and APAC and $44 million in LATAM. At December 31, 2023, the accumulated goodwill impairment losses were $264 million comprising $209 million in Europe, MEA and APAC and $55 million in LATAM. Movements in the period relate to foreign currency translation adjustments.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
11.  Other Intangible Assets
The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows:

	December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$865	$(378)	$839	$(292)
Trade names and trademarks	266	(68)	252	(37)
Developed technology	180	(16)	170	(7)
Software assets	503	(296)	424	(235)
Land use rights	3	—	3	—
Total	$1,817	$(758)	$1,688	$(571)
Intangible asset amortization expense was $148 million, $101 million and $52 million during the years ended December 31, 2025,
2024 and 2023, respectively.
Estimated other intangible asset amortization expense for the succeeding five years is as follows:

Year ended December 31,	Total
2026	$143
2027	129
2028	119
2029	105
2030	89
12.  Interest
The components of interest expense, net is as follows:

	Years ended December 31,
	2025	2024	2023
Interest expense	$(840)	$(525)	$(170)
Interest income	111	127	31
Interest expense, net	$(729)	$(398)	$(139)
Total cash paid for interest, net of interest received was $701 million, $396 million and $146 million for the years ended December 31,
2025, 2024 and 2023, respectively. Of this, capitalized interest paid was $24 million, $22 million and $10 million for the years ended
December 31, 2025, 2024 and 2023, respectively.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
13.  Leases
Components of Lease Costs
The following table presents certain information related to the lease costs for finance and operating leases:

	Years ended December 31,
	2025	2024	2023
Operating lease costs	$(391)	$(264)	$(118)
Variable and short-term lease costs	(144)	(123)	(47)
Finance lease cost:
Amortization of lease assets	(54)	(26)	(3)
Interest on lease liabilities	(20)	(14)	(1)
Total lease costs	$(609)	$(427)	$(169)
Supplemental Consolidated Balance Sheets Information Related to Leases

	Balance Sheet Location	December 31,
		2025	2024
Operating leases:
Operating lease right-of-use assets	Other non-current assets	$1,051	$986

Current operating lease liabilities	Other current liabilities	$321	$309
Non-current operating lease liabilities	Other non-current liabilities	774	710
Total operating lease liabilities		$1,095	$1,019

Finance leases:
Property, plant and equipment	Property, plant and equipment, net	$472	$419
Accumulated amortization		(84)	(36)
Property, plant and equipment, net		$388	$383

Current finance lease liabilities	Current portion of debt	$43	$33
Non-current finance lease liabilities	Non-current debt due after one year	507	506
Total finance lease liabilities		$550	$539
Lease Term and Discount Rate

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	6.5 years	5.1 years
Finance leases	11.9 years	13.1 years
Weighted average discount rate:
Operating leases	5.0%	4.9%
Finance leases	5.8%	5.8%

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Supplemental Cash Flow Information Related to Leases
The following table presents supplemental cash flow information related to leases:

	Years ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$384	$265	$118
Operating cash flows related to finance leases	20	14	1
Financing cash flows related to finance leases	43	22	3

Leased assets obtained in exchange for lease liabilities:
Operating leases	$390	$213	$133
Finance leases	$50	$7	$—
Maturity of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the Consolidated Balance Sheets at December 31, 2025:

Year ended December 31,	Operating Leases	Finance Leases	Total
2026	$379	$66	$445
2027	289	144	433
2028	196	48	244
2029	133	42	175
2030	85	44	129
Thereafter	324	454	778
Total lease payments	$1,406	$798	$2,204
Less: Interest	(311)	(248)	(559)
Present value of future lease payments	$1,095	$550	$1,645

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
14.  Fair Value Measurement
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
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	December 31,
	2025		2024
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,492	$11,616	$11,370	$11,289
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures and records certain assets and liabilities, including derivative instruments at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1		Level 2
	December 31,		December 31,
	2025	2024	2025	2024
Assets
Other Investments:
Listed	$2	$2	$—	$—
Unlisted	—	—	11	10
Derivatives in cash flow hedging relationships	—	—	1	3
Derivatives not designated as hedging instruments	—	—	10	11
Assets measured at fair value	$2	$2	$22	$24

Liabilities
Derivatives in cash flow hedging relationships	$—	$—	$1	$1
Derivatives not designated as hedging instruments	—	—	1	13
Liabilities measured at fair value	$—	$—	$2	$14
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
For more details on the measurement of assets acquired and liabilities assumed as part of business combinations refer to “Note 2.
Acquisitions”. For more details on the remeasurement of assets in connection to impairments recorded in the year refer to “Note 5.
Impairment and Restructuring Costs”.
Accounts Receivable Monetization Agreements
Available to the Company is a $700 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term trade receivables generated from certain customer trade accounts. On September 12, 2025, we amended this agreement to extend the maturity date by one year to September 15, 2026. This facility (the “Monetization Agreement”) has Coöperatieve
Rabobank U.A., New York Branch, as purchaser, (“Rabobank”). The terms of the Monetization Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing” (“ASC 860”). We pay a monthly yield on investment to
Rabobank at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabobank’s investment. The Company also has a similar $100 million bilateral facility with Sumitomo Mitsui Banking Corporation, New York Branch as purchaser. On
December 4, 2025, we amended this agreement to extend the maturity date by one year to December 2026 and to reduce the facility size from $110 million to $100 million.
The customers from these facilities are not included in the receivables securitization facilities, as discussed in more detail in “Note 15.
Debt” and “Note 22. Variable Interest Entities”.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The following table presents a summary of these accounts receivable monetization agreements for the years ended December 31, 2025 and December 31, 2024:

	Years ended December 31,
	2025	2024
Receivable from financial institutions at January 1	$—	$—
Receivables sold to the financial institutions and derecognized	(2,572)	(1,381)
Receivables collected by financial institutions	2,638	1,319
Cash (payments) proceeds (to) from financial institutions	(66)	62
Receivable from financial institutions at December 31	$—	$—
The activity for the comparative year is for the period following the Combination. Receivables sold under these accounts receivable monetization agreements as of the balance sheet date were $659 million (December 31, 2024: $725 million).
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was
$38 million (December 31, 2024, for the post-Combination period: $23 million). The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Consolidated Statements of Operations. Although the
sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
15.  Debt
The following were individual components of debt:

	December 31,
	2025		2024
	Amount	Weighted average interest rate	Amount	Weighted average interest rate
$292 million senior debentures due 2025	$—	—%	$292	7.5%
$700 million receivables securitization due 2027	550	5.0%	435	5.7%
$500 million senior notes due 2027	—	—%	500	3.4%
€750 million senior notes due 2027	—	—%	781	1.5%
$600 million senior notes due 2028	600	4.0%	600	4.0%
$500 million senior notes due 2028	500	3.9%	500	3.9%
$750 million senior notes due 2029	750	4.9%	750	4.9%
€500 million senior green notes due 2029	587	0.5%	520	0.5%
€230 million receivables securitization due 2029	257	3.6%	5	4.3%
€100 million receivables securitization due 2029	117	3.1%	—	—%
$400 million senior notes due 2030	400	8.2%	400	8.2%
$750 million senior green notes due 2030	750	5.2%	750	5.2%
$300 million senior notes due 2031	300	8.0%	300	8.0%
€500 million senior green notes due 2031	587	3.5%	—	—%
$500 million senior notes due 2032	500	4.2%	500	4.2%
$76 million senior notes due 2032	76	6.8%	76	6.8%
€600 million senior green notes due 2032	704	3.5%	624	3.5%
$600 million senior notes due 2033	600	3.0%	600	3.0%
€500 million senior green notes due 2033	587	1.0%	520	1.0%
$1,000 million senior green notes due 2034	1,000	5.4%	1,000	5.4%
$850 million senior green notes due 2035	850	5.4%	850	5.4%
$800 million senior green notes due 2036	800	5.2%	—	—%
€600 million senior green notes due 2036	704	3.8%	624	3.8%
$3 million senior notes due 2037	3	6.8%	3	6.8%
$150 million senior notes due 2047	150	7.6%	150	7.6%
$1,000 million senior green notes due 2054	1,000	5.8%	1,000	5.8%
Commercial paper	155	4.0%	546	4.8%
Vendor financing and commercial card programs	99	—%	116	—%
Farm credit facility	600	5.5%	600	6.1%
Other bank loans	93	8.3%	129	7.2%
Finance lease obligations	548	5.8%	536	5.8%
Total debt, excluding fair value adjustments, bond discounts and debt issuance costs	13,867		13,707
Unamortized fair value adjustments, bond discounts and debt issuance costs	(94)		(112)
Total debt	13,773		13,595
Less: Current portion of debt	(346)		(1,053)
Non-current debt due after one year	$13,427		$12,542
As of December 31, 2025, we have senior notes in issuance with a total par value of $11,448 million (December 31, 2024:
$11,340 million), of which $3,169 million are denominated in euro (December 31, 2024: $3,069 million) and $8,279 million are denominated in U.S. dollars (December 31, 2024: $8,271 million).
The weighted average interest rate for short-term debt was 3.3% and 5.1% as of December 31, 2025, and 2024, respectively.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
As of December 31, 2025, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five years and thereafter are as follows:

Year ended December 31,	Total
2026	$312
2027	583
2028	1,101
2029	2,312
2030	1,150
2031 and thereafter	7,861
Unamortized fair value adjustments, bond discounts and debt issuance costs	(96)
Total	$13,223
See “Note 13. Leases” for the aggregate maturities of finance lease obligations for the succeeding five years and thereafter.
The maturity profile of undrawn committed facilities are as follows:

	2025	2024
Within one year	$—	$—
Between one and two years	47	—
More than two years	4,513	5,079
The undrawn commitments above pertain to the revolving credit facility and the receivables securitization facilities, which are further explained below. The commitment fees on the revolving credit facility and receivables securitization facilities were immaterial for the years ended December 31, 2025, and 2024.
During the years ended December 31, 2025, 2024 and 2023, amortization of debt issuance costs charged to interest expense were
$12 million, $10 million and $7 million, respectively.
At December 31, 2025 the borrowings which were designated as net investment hedges had a carrying value of $49 million
(December 31, 2024: $49 million). There has been no ineffectiveness recognized in relation to these hedges in the current or prior financial years.
The carrying amount of our debt includes a fair value adjustment related to debt assumed through mergers and acquisitions. The value of the debt assumed upon the Combination (inclusive of the adjustment) was $8,725 million. At December 31, 2025, the unamortized fair value adjustment was $22 million, which will be amortized over a weighted average remaining life of 7 years.
At December 31, 2025, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Senior Notes Issued and Redeemed
2025
On April 3, 2025, the Company and certain of its direct and indirect wholly-owned subsidiaries (the “Obligor Group”) filed with the
United States Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, with respect to concurrent offers to exchange up to $2,750 million principal amount of unregistered senior unsecured notes previously issued by Smurfit Kappa
Treasury Unlimited Company on April 3, 2024 and guaranteed by other members of the Obligor Group and up to $850 million principal amount of unregistered senior unsecured notes previously issued by Smurfit Westrock Financing Designated Activity
Company on November 26, 2024 and guaranteed by the other members of the Obligor Group (collectively, the “Original Notes”), in each case for registered notes of equal principal amount issued by the same obligors with the same interest and maturity dates and coupons and guaranteed by the same members of the Obligor Group (the “New Notes”). The Form S-4 became effective on April 23,
2025 and the exchange offers commenced on that same date. The terms of the New Notes are identical in all material respects to the
Original Notes except that the New Notes do not have any transfer restrictions, registration rights or additional interest provisions. The exchange offers expired at 5:00 p.m. New York City time, on May 21, 2025 (the “Expiration Date”) and resulted in approximately
$3,588 million aggregate principal amount of the Original Notes (99.66% of the original principal amount) being validly tendered and not validly withdrawn, for exchange for the New Notes. The Obligor Group accepted all of the Original Notes which were validly tendered and not validly withdrawn as of the Expiration Date and has issued a like principal amount of New Notes in exchange for such Original Notes. No new proceeds were received by the Obligor Group in connection with the exchange offer.
On November 20, 2025 we redeemed the outstanding $292 million in aggregate principal amount of 7.500% senior debentures due
2025 in full at par. We funded this redemption using existing liquidity. No gain or loss on extinguishment of debt was recorded.
On November 21, 2025, Smurfit Westrock Financing Designated Activity Company (“SWF”), a designated activity company incorporated under the laws of Ireland and a wholly-owned direct subsidiary of Smurfit Westrock plc (“Smurfit Westrock”), issued
$800 million aggregate principal amount of 5.185% senior green notes due 2036 (the “USD Notes”), with interest payable semi-
annually in arrears, beginning on July 15, 2026. On November 24, 2025, Smurfit Kappa Treasury Unlimited Company (“SKT” and,
together with SWF, the “Issuers”), a public unlimited company incorporated under the laws of Ireland and a wholly-owned indirect subsidiary of Smurfit Westrock issued €500 million aggregate principal amount of 3.489% senior green notes due 2031 (the “EUR
Notes” and, together with the USD Notes, the “November 2025 Notes”), with interest payable annually in arrears. These November
2025 Notes can be redeemed, at par in whole or in part, within three months to their maturity, in accordance with the respective indentures. The November 2025 Notes have been registered under the U.S. Securities Act of 1933, as amended, pursuant to a registration statement (the “Registration Statement”) on Form S-3ASR (No. 333-291446) filed with the SEC on November 12, 2025.
The November 2025 Notes were sold pursuant to a base prospectus, dated November 12, 2025, forming a part of the Registration
Statement, and separate preliminary and final prospectus supplements with respect to the USD Notes, dated November 17, 2025, and the EUR Notes, dated November 18, 2025.
We used the net proceeds of the above November 2025 Notes (i) to redeem the outstanding €750 million in aggregate principal amount of 1.500% senior notes due 2027 issued by SKT (the “SKT 2027 Notes”) in full at the applicable redemption price set forth in the indenture governing the SKT 2027 Notes, (ii) to redeem the outstanding $500 million in aggregate principal amount of 3.375%
senior notes due 2027 issued by WRKCo Inc. (the “WRKCo 2027 Notes”) in full at the applicable redemption price set forth in the indenture governing the WRKCo 2027 Notes, and (iii) for general corporate purposes, including the repayment of indebtedness. We also used an amount equivalent to the proceeds of the November 2025 Notes to finance or refinance a portfolio of eligible green projects in accordance with our Green Finance Framework, which we may, in the future, update in line with developments in the market.
We recorded a $2 million and $14 million loss on extinguishment upon repayment of the €750 million 1.500% senior notes due 2027 and the $500 million 3.375% senior notes due 2027, respectively.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
2024
On April 3, 2024, Smurfit Kappa Treasury (a wholly-owned subsidiary of Smurfit Westrock plc) completed an offering in the aggregate principal amount of $2,750 million of senior unsecured green notes in three series, comprised of the following: $750 million aggregate principal amount of 5.200% senior green notes due 2030 (the “2030 Notes”), $1,000 million aggregate principal amount of
5.438% senior green notes due 2034 (the “2034 Notes”) and $1,000 million aggregate principal amount of 5.777% senior green notes due 2054 (the “2054 Notes” and, together with the 2030 Notes and 2034 Notes, the “Notes” or the “Financing”) (such offering, the
“April Notes Offering”).
The proceeds from the April Notes Offering have been used to fund the cash portion of the Combination consideration and related fees, for general corporate purposes including repayment of indebtedness and to finance or refinance eligible green projects in accordance with Smurfit Westrock's Green Finance Framework.
On August 12, 2024, we redeemed €250 million aggregate principal amount of our 2.750% senior notes due February 2025. We funded this redemption by drawing on our receivables securitization facilities. No gain or loss on extinguishment of debt was recorded.
On September 17, 2024, we discharged $600 million aggregate principal amount of our 3.750% senior notes due March 2025. We funded this discharge using a portion of the proceeds from our April Notes Offering. We recorded a $4 million loss on extinguishment of debt.
On November 26, 2024, we issued $850 million aggregate principal amount of 5.418% senior green notes due 2035, with interest payable semi-annually in arrears, beginning on July 15, 2025. On November 27, 2024, we also issued €600 million aggregate principal amount of 3.454% senior green notes due 2032 and €600 million aggregate principal amount of 3.807% senior green notes due 2036, both with interest payable annually in arrears. These senior green notes (the “November 2024 Notes”) can be redeemed, at par in whole or in part, within three months to their maturity, in accordance with the respective indentures.
We used the net proceeds of the above November 2024 Notes (i) to redeem the outstanding €1,000 million in aggregate principal amount of 2.875% senior notes due 2026, in full at the applicable redemption price set forth in the applicable indenture, (ii) to redeem the outstanding $750 million in aggregate principal amount of 4.650% senior notes due 2026, in full at the applicable redemption price set forth in the applicable indenture, and (iii) for general corporate purposes, including the repayment of indebtedness. We used an amount equivalent to the proceeds of these November 2024 Notes to finance or refinance a portfolio of eligible green projects in accordance with our Green Finance Framework.
We recorded a $7 million and $2 million loss on extinguishment at repayment of the $750 million 4.650% senior notes due 2026 and the €1,000 million 2.875% senior notes due 2026, respectively.
Revolving Credit Facility
The Company has a Revolving Credit Facility (“RCF”) with certain lenders and Wells Fargo Bank, National Association, as agent, that provides for a multi-currency revolving loan facility in an aggregate principal amount of $4,500 million, including a swingline sub-facility in an aggregate principal amount of $500 million.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Loans under the RCF may be drawn in U.S. dollars, euro, pounds sterling, Swiss francs, Japanese yen, Swedish kronor and Canadian dollars, with a borrower (or the obligors’ agent on behalf of a borrower) selecting the currency of a loan under the RCF. Borrowings under the RCF bear interest at rates based upon an underlying reference rate, plus a margin determined in accordance with a ratings-
based pricing grid. Reference rates include SOFR for U.S. dollars, EURIBOR for euro, SONIA for pounds sterling, STIBOR for
Swedish kronor and SARON for Swiss francs. Unused revolving commitments under the RCF will accrue a commitment fee equal to a percentage of the applicable interest rate margin. The RCF also requires the payment of a utilization fee calculated on outstanding revolving loans, based on the utilization rate of the RCF. The RCF had an initial term of five years from its commencement date (June
28, 2024), which may be extended on two occasions by up to an aggregate of two years. In June 2025, the Company exercised the first extension option, extending the maturity date to June 28, 2030. The RCF is unsecured. The RCF includes customary terms and conditions for investment grade borrowers. There are no financial covenants. As of December 31, 2025, there were no amounts outstanding under the facility.
Farm Credit Facility
A credit agreement (the “Farm Credit Facility Agreement”) is in place with CoBank, ACB, as administrative agent. The Farm Credit
Facility Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $600 million and matures in
July 2029. The carrying value of this facility at December 31, 2025, was $600 million.
At our option, loans issued under the Farm Credit Facility Agreement will bear interest at either Term SOFR or an alternative base rate, in each case plus an applicable interest rate margin that will fluctuate between 1.650% per annum and 2.275% per annum (for
Term SOFR loans) or between 0.650% per annum and 1.275% per annum (for alternative base rate loans), based upon the Company’s corporate credit ratings (as defined in the Farm Credit Facility Agreement). In addition, Term SOFR loans will be subject to a credit spread adjustment equal to 0.1% per annum.
Receivables Securitization Facilities
The Group’s liquidity facilities include two euro denominated trade receivables securitization programs of up to €330 million of committed financings in aggregate which are due to mature in December 2029 and one U.S. dollar denominated trade receivables securitization program of up to $700 million of committed financings which is due to mature in June 2027.
As of December 31, 2025, the gross amount of receivables collateralizing the euro denominated trade receivables programs was
€749 million (December 31, 2024: €739 million). At December 31, 2025, maximum available borrowings, when excluding amounts drawn under these programs, were $13 million (December 31, 2024: $338 million).
As of December 31, 2025, the gross amount of receivables collateralizing the U.S. dollar denominated trade receivables program was
$1,043 million (December 31, 2024: $1,077 million). At December 31, 2025, maximum available borrowings, when excluding amounts drawn under these programs, were $47 million (December 31, 2024: $241 million).
We have continuing involvement with the underlying receivables as we provide credit and collection services pursuant to the underlying agreement.
Borrowing availability under these facilities is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreements governing the receivables securitization facilities contain restrictions, including, among others, on the creation of certain liens on the underlying collateral. Interest rates are based on prevailing market rates plus a program fee.
The sale of the securitized receivables under our securitization programs does not meet the requirements for derecognition under ASC
860. As a result, the securitized receivables continue to be shown on the face of the Consolidated Balance Sheets, and the notes issued to fund the purchase of these receivables are shown as borrowings with attributable interest expense recognized over the life of the related transaction.
Given the short-term nature of the securitized receivables and the variable floating rates, the carrying amount of the securitized receivables and the associated liabilities reported on the Consolidated Balance Sheets is estimated to approximate fair value.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Commercial Paper
The Company, through its wholly-owned subsidiary WRKCo Inc. as the issuer, maintains an unsecured commercial paper program.
Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1,000 million with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. The $1,000 million commercial paper program is supported by the $4,500 million RCF with a separate $500 million swingline sublimit which allows for same-day drawing in U.S. dollar. The amount of commercial paper outstanding does not reduce available capacity under the RCF. Commercial paper borrowings may vary during the period, largely as a result of fluctuations in funding requirements.
Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At December 31, 2025,
$155 million was issued (December 31, 2024: $546 million). The weighted average interest rate pertaining to this facility was 4.0% as of that date (December 31, 2024: 4.8%).
16.  Shareholders’ Equity
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
17.  Share-based Compensation
Share-based compensation expense relates primarily to awards granted under the Deferred Bonus Plan (“DBP”) and the Performance
Share Plan (“PSP”) as well as Performance Share Units (“PSUs”) and Restricted Stock Units (“RSUs”). Share-based compensation expense recognized in the Consolidated Statements of Operations is as follows:

	Years ended December 31,
	2025	2024	2023
Deferred Bonus Plan	$15	$24	$29
Performance Share Plan	61	65	35
Performance Share Units	11	2	—
Restricted Stock Units	50	109	—
Total share-based compensation expense	$137	$200	$64

Income tax benefit related to share-based compensation expense	$12	$15	$—
Social charges relating to equity settled share-based payments for the years ended December 31, 2025, 2024 and 2023, were
$2 million, $6 million and $2 million, respectively.
The following note disclosure details the legacy Smurfit Kappa plans (the Deferred Bonus Plan and the Performance Share Plan), the
conversion of the legacy Westrock RSU and PSU awards due to the Combination and also the Smurfit Westrock 2024 Long Term
Incentive Plan (“LTIP”).
Deferred Bonus Plan
The DBP is a legacy Smurfit Kappa plan. No new awards were issued under the DBP from 2025 onwards. The number of shares awarded under the DBP during the years ended December 31, 2024 and 2023, were 651,648 and 764,182, respectively.
During the years ended December 31, 2025, 2024 and 2023, 586,113, 523,972, and 483,801 shares vested having a fair value of
$32 million, $21 million, and $18 million, respectively.
As of December 31, 2025, the unrecognized compensation expense related to the DBP was $12 million, which will be recognized over the remaining weighted average vesting period of 1.2 years.
Performance Share Plan
The PSP is a legacy Smurfit Kappa plan. No new awards were issued under the PSP during 2025. The number of shares awarded under the PSP during the years ended December 31, 2024 and 2023 were 1,700,922, and 2,003,416, respectively.
During the years ended December 31, 2025, 2024 and 2023, 1,414,298, 742,163 and 1,322,030 shares vested having a fair value of
$77 million, $30 million and $50 million, respectively.
As of December 31, 2025, the unrecognized compensation expense related to the PSP was $33 million, which will be recognized over the remaining weighted average vesting period of 1.1 years.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Modification of Performance Share Plan Awards due to the Combination
In connection with the Combination, certain outstanding PSP awards were modified, including the conversion of Smurfit Kappa awards into Smurfit Westrock awards and changes to performance and vesting conditions. As a result, modification accounting was required for certain awards under ASC 718, “Compensation—Stock Compensation”. These modifications were accounted for as Type
1 probable-to-probable modifications. The total incremental fair value associated with these modifications was $106 million. Certain of the modified awards remain outstanding as of December 31, 2025.
Long-Term Incentive Plan
On July 5, 2024, immediately prior to the Combination, the Board adopted the LTIP, pursuant to which Smurfit Westrock plc may grant RSUs, PSUs, stock options, including incentive stock options, stock appreciation rights, share awards, which may be subject to performance-based and/or time-based vesting conditions, and cash bonus incentives to eligible employees (including Named
Executive Officers), directors and consultants/independent contractors. The key purpose of the LTIP is to retain key executives and to align the interests of our executives with the achievement of sustainable long-term growth and performance.
The LTIP authorizes granting of 26,000,000 shares to employees. As of December 31, 2025, there were 21,464,470 shares available to be granted under this plan, assuming the PSUs previously granted vest at maximum.
Performance Share Units granted under the LTIP
During the year, the Company granted PSUs under the LTIP. Awards will vest after a three-year performance period to the extent to which the performance conditions have been met. The performance targets assigned to the PSU awards are set by the Smurfit
Westrock Compensation Committee on the granting of awards at the start of each three-year cycle.
For the PSU awards granted in 2025, the actual number of shares that will vest under the PSU is dependent on the performance conditions of the Company’s Cumulative Adjusted Earnings per Share (“EPS”), Average Return on Capital Employed (“ROCE”) and
Total Shareholder Return relative to a peer group (“rTSR”) measured over a three-year performance period. Participants can earn between 0% and 200% based on the achievement of these performance conditions. PSU performance conditions will be reviewed at the end of the three-year performance period and the PSU shares awarded will vest depending upon the extent to which these performance conditions have been satisfied and the participants’ continued service through to the vesting date.
For PSU awards granted in 2024, the performance period for these awards began on July 8, 2024, and ends on December 31, 2026.
The number of shares that will ultimately vest are based on a rTSR condition, where a participant can earn between 0% and 200%.
The table below summarizes the changes in the PSUs for the year ended December 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1	232,422	$50.07
Granted	1,636,530	45.67
Forfeited	(93,321)	41.87
Vested	(233)	45.64
Outstanding at December 31	1,775,398	$46.21

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The fair values assigned to the EPS and ROCE components of the PSU awards are equivalent to the closing price of the Company’s shares on the grant date. The fair value assigned to the portion of awards which are subject to rTSR performance was calculated as of the grant date using the Monte Carlo simulation model. The grant date fair value for the rTSR portion of the awards was $48.77 for
2025 (year ended December 31, 2024: $50.07). The Monte Carlo simulation takes into account peer group total shareholder return and volatilities together with the following assumptions:

	2025	2024
Risk-free interest rate	3.9%	3.7%
Expected volatility	28.8%	33.7%
Expected term (years)	2.8	2.4
For the awards granted in 2025, the expected volatility rate applied by the Company was based on a blended volatility that used implied volatility and the historical adjusted daily stock prices that were time weighted based on post-acquisition prices of Smurfit
Westrock and a Company selected peer group. For a term of 0.68 years, the volatility of Smurfit Westrock was used. The term of 0.68 years was calculated as the time from the transaction date (July 5, 2024) to the grant date. For the remaining term of 2.12 years, a volatility calculation was used based on the implied volatility as of the valuation date of March 11, 2025 and the historical adjusted daily stock prices using the selected peer group companies for the 2.12 years prior to July 5, 2024.
For the awards granted in 2024, in order to account for the Combination, the expected volatility rate applied was based on a blended volatility that used historical adjusted daily stock prices that were time weighted based on pre- and post-acquisition prices of Smurfit
Kappa, WestRock, and Smurfit Westrock. For a term of 0.08 years, historical volatility of Smurfit Westrock was used (which was calculated as the time from the transaction date of July 5, 2024, to the grant date of August 2, 2024). For the remaining term of 2.33 years, a market capitalization weighted volatility was used for Smurfit Kappa and WestRock as of the transaction date.
For the awards granted in 2025 and 2024, the risk-free interest rate is based on the U.S. Treasury Rate Yield Curve, adjusted to approximate zero coupon yields using the “bootstrap” technique, over a period equal to the expected term.
During the year ended December 31, 2024, no shares vested.
As of December 31, 2025, unrecognized compensation expense related to the awards was $27 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.
Restricted Stock Units
As part of the Combination described in "Note 2. Acquisitions", the Company replaced outstanding legacy WestRock RSUs and PSUs held by current employees with Smurfit Westrock RSUs and a cash award equal to $5.00 per share, with all replacement awards retaining their original vesting conditions. WestRock director RSUs vested immediately upon the change in control and were settled in
July 2024.
During the year, the Company granted RSUs under the LTIP. Awards will vest after a 3-year service period subject to the participants’
continued service through to the vesting date.
The table below summarizes the changes in the RSUs granted under the LTIP and legacy WestRock RSU and PSU awards converted to Smurfit Westrock RSU awards during the year ended December 31, 2025:

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except share and per share data)

	Number of shares	Weighted average grant date fair value
Outstanding at January 1	3,711,962	$46.87
Granted	1,099,826	43.64
Forfeited	(124,051)	45.57
Vested	(1,821,776)	46.75
Outstanding at December 31	2,865,961	$45.72
During the years ended December 31, 2025 and 2024, 1,821,776 and 1,695,195 shares vested, respectively having a fair value of
$92 million and $75 million, respectively. As of December 31, 2025 unrecognized compensation expense related to the awards was
$42 million which will be recognized over the remaining weighted average vesting period of 1.8 years.
18.  Income Taxes
The components of income before income taxes are as follows:

	Years ended December 31,
	2025	2024	2023
Income before income taxes:
Domestic (Ireland)	$315	$197	$173
Foreign (U.S.)	(73)	(111)	(17)
Foreign (Other)	717	474	982
Total income before income taxes	$959	$560	$1,138

Income tax expense consists of the following components:
Current tax expense (net of investment tax credits of $6, $8 and $10)
Domestic (Ireland)	$71	$64	$44
Foreign (U.S., Federal & State)	42	66	4
Foreign (Other)	337	248	292
Total current tax expense	$450	$378	$340

Deferred tax expense (benefit):
Domestic (Ireland)	$(4)	$19	$2
Foreign (U.S., Federal & State)	(108)	(123)	1
Foreign (Other)	(78)	(33)	(31)
Total deferred tax benefit	(190)	(137)	(28)
Total income tax expense	$260	$241	$312

Total income tax expense consists of the following components:
Domestic (Ireland)	$67	$83	$46
Foreign (U.S., Federal & State)	(66)	(57)	5
Foreign (Other)	259	215	261
Total income tax expense	$260	$241	$312

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The differences between income tax expense and the amount computed by applying the Republic of Ireland statutory trading income tax rate of 12.5% (the primary rate of our country of domicile) to income before income taxes for the year ended December 31, 2025 is as follows:

	Year ended December 31,
	2025
Income before income taxes	$959

Ireland corporate tax rate	120	12.5%
Foreign tax effects
United States
Statutory tax rate difference between United States and Ireland	(8)	(0.8)%
State and local taxes, net of federal benefit	(8)	(0.8)%
Change in valuation allowances	33	3.4%
Effects of cross border tax laws - GILTI	11	1.1%
Effects of cross border tax laws - Subpart F	12	1.3%
Nontaxable company-owned life insurance (COLI)	(9)	(0.9)%
R&D tax credits	(8)	(0.8)%
Other	8	0.8%
Mexico
Statutory tax rate difference between Mexico and Ireland	32	3.3%
Tax benefits associated with inflation deductions	(41)	(4.3)%
Other	1	0.1%
Brazil
Statutory tax rate difference between Brazil and Ireland	23	2.4%
Other	(5)	(0.5)%
France
Statutory tax rate difference between France and Ireland	15	1.6%
Corporate surtax	8	0.8%
Other	3	0.3%
Spain
Statutory tax rate difference between Spain and Ireland	14	1.5%
Other	(9)	(0.9)%
Colombia
Statutory tax rate difference between Colombia and Ireland	18	1.9%
Other	(3)	(0.3)%
Germany
Local corporate trade tax	(8)	(0.8)%
Other	3	0.3%
Netherlands
Tax expense from foreign currency exchange transactions	10	1.0%
Austria
Statutory tax rate difference between Austria and Ireland	8	0.8%
Other	1	0.1%
Sweden
Statutory tax rate difference between Sweden and Ireland	7	0.7%
Other	1	0.1%
Other foreign jurisdictions	46	4.8%
Nontaxable or nondeductible items
Nondeductible interest expense	16	1.7%
Changes in unrecognized tax benefits	(49)	(5.1)%
Other
Corporate earnings subject to Ireland 25% nontrading tax rate	10	1.0%
Other	8	0.8%
Effective tax rate	$260	27.1%

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The differences between income tax expense and the amount computed by applying the Republic of Ireland statutory trading income tax rate of 12.5% to income before income taxes for the years ended December 31, 2024 and December 31, 2023 are as follows:

Years ended December 31,
	2024	2023
Income before income taxes	$560	$1,138

Income before income taxes multiplied by the statutory income tax rate	70	142
Effects of:
Income subject to different rates of tax	104	171
Change related to outside basis difference in foreign subsidiaries	9	8
Change in valuation allowance	14	(1)
Uncertain tax positions	10	12
U.S. state and local taxes	(10)	—
Ireland non-deductible interest	12	11
Non-deductible U.S. executive compensation	12	—
Non-deductible transaction costs	21	11
Other items	(1)	(42)
Income tax expense	$241	$312
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets:
Pension liabilities and other postretirement benefits	$35	$45
Carryforwards	648	570
Lease liabilities	223	196
Accrued expenses	230	341
Stock-based compensation	27	33
Other	179	144
Total	1,342	1,329
Deferred tax liabilities:
Property, plant and equipment	(3,071)	(3,338)
Investments in subsidiaries	(209)	(179)
Prepaid pension asset	(103)	(124)
Intangibles	(159)	(183)
Inventory reserves	(206)	(203)
Other non-current assets	(89)	(91)
Other	(131)	(114)
Total	(3,968)	(4,232)
Valuation allowances	(429)	(372)
Net deferred tax liability	$(3,055)	$(3,275)

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
At December 31, 2025, we had net operating loss carryforwards of $2,432 million. Of these net operating losses, $1,392 million expire between 2026 and 2044 and $1,040 million of losses carryforward indefinitely. At December 31, 2025, we also had other carryforwards of $116 million of tax credit carryforwards. Of these tax credits, $89 million expire between 2030 and 2035 and
$27 million of tax credits carry forward indefinitely.
The following table represents a summary of the change in the valuation allowances against deferred tax assets for each year:

	2025	2024	2023
Balance at January 1	$372	$67	$68
Increases through continuing operations	60	21	9
Reductions through continuing operations	(3)	(7)	(10)
Net change in the valuation allowance through continuing operations	57	14	(1)
Valuation allowances assumed as part of the Combination	—	291	—
Net change in the valuation allowance	57	305	(1)
Balance at December 31	$429	$372	$67
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
December 31, 2025, the determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries that are indefinitely reinvested is not practicable.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented is as follows:

	2025	2024	2023
Balance at January 1	$472	$50	$40
Additions for tax positions taken in current year	5	11	12
Unrecognized tax benefits acquired as part of the Combination	10	427	—
Additions for tax positions taken in prior years	72	1	—
Reductions for tax positions taken in prior years	—	—	(1)
Reductions due to settlements	(8)	(8)	—
Currency translation adjustments	4	(6)	—
Reductions as a result of a lapse of the applicable statute of limitations	(75)	(3)	(1)
Balance at December 31	$480	$472	$50
As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits was $480 million and $472 million, respectively, exclusive of interest and penalties. Of these balances, as of December 31, 2025 and 2024, if all unrecognized tax benefits recorded were to prevail, $402 million and $429 million, respectively, would benefit the effective tax rate.
For interest and penalties related to income taxes, we recognized a tax benefit of $7 million in the year ended December 31, 2025 and a tax expense of $8 million and $1 million in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, and 2024, we have liabilities of $151 million and $127 million, respectively, related to estimated interest and penalties for income taxes.
See “Note 21. Commitments and Contingencies — Brazil Tax Liability” for additional information.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
We file tax returns in Ireland and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2016.
During the years ended December 31, 2025, 2024 and 2023, cash paid for income taxes, net of refunds, was $521 million,
$383 million and $439 million, respectively.
Income taxes paid, net of refunds, exceeds 5% of the total in the following jurisdictions during the year ended December 31, 2025:

Year ended December 31,
2025
Domestic
Ireland	$67

Foreign
Netherlands	70
Mexico	49
France	40
Colombia	39
United States, Federal	36
Brazil	34
Sweden	32
Spain	31
Austria	29
Other	94
Total Foreign	454

Total income tax paid, net of refunds	$521
19.  Retirement Plans and Deferred Compensation Arrangements
We operate both defined benefit and defined contribution pension plans as well as other postretirement benefit plans throughout our operations in accordance with local conditions and practice. The majority of plans are of the defined benefit type and are funded by payments to separately administered funds. Other postretirement benefits in the Company are not material and as such the disclosures below relate to defined benefit plans only.
In connection with the Combination, Smurfit Kappa acquired the existing employee benefit plans of WestRock. At the time of the acquisition, the projected benefit obligation in respect of the acquired pension and postretirement benefits amounted to $4,930 million and plan assets of $5,164 million.
The Company reports more than 95% of its benefit obligations by order of size in the U.S., the U.K., the Netherlands, Canada,
Germany, and Ireland.
The pension funds are governed by a board of trustees or similar institutes. The funding requirements are agreed between the
Company, the trustees and the relevant regulators on country or state level in the U.S., the U.K., the Netherlands, Canada, and Ireland.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The following tables show the changes in benefit obligation, plan assets and funded status for the years ended December 31:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Change in projected benefit obligation:
Benefit obligation at January 1	$3,797	$42	$3,132	$2,406
Service cost	20	11	38	32
Interest cost	207	105	142	112
Plan amendments	1	—	7	(10)
Actuarial loss (gain)	100	(81)	(81)	(50)
Benefits paid	(264)	(131)	(185)	(135)
Plan participant contributions	—	—	6	6
Curtailments	—	—	(5)	(1)
Settlements	—	—	(14)	(45)
Acquisitions	—	3,851	—	969
Other items	—	—	(2)	—
Foreign currency rate changes	—	—	302	(152)
Benefit obligation at December 31	$3,861	$3,797	$3,340	$3,132

Change in plan assets:
Fair value of plan assets at January 1	$4,179	$31	$2,730	$1,886
Actual gain on plan assets	301	58	39	78
Employer contributions	13	6	120	113
Plan participant contributions	—	—	6	6
Benefits paid	(264)	(131)	(185)	(135)
Settlements	—	—	(14)	(45)
Acquisitions	—	4,215	—	949
Other items	—	—	(2)	—
Foreign currency rate changes	—	—	248	(122)
Fair value of plan assets at December 31	$4,229	$4,179	$2,942	$2,730
Funded status at December 31	$368	$382	$(398)	$(402)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$491	$508	$125	$127
Current liabilities	(11)	(13)	(38)	(33)
Non-current liabilities	(112)	(113)	(485)	(496)
Funded status at December 31	$368	$382	$(398)	$(402)

Accumulated Benefit Obligation	$3,857	$3,794	$3,281	$3,078
The net actuarial gain or loss in benefit obligation for the U.S. Plans and Non-U.S. Plans is generally driven by a change in discount rates and to a lesser degree the rate of compensation change in the Non-U.S. Plans.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Accumulated other comprehensive loss at December 31 not yet recognized as components of net periodic benefit cost consist of:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Net actuarial loss	$79	$8	$705	$659
Prior service cost (credit)	2	—	(9)	(16)
Total accumulated other comprehensive loss	$81	$8	$696	$643
The following table sets forth the pension plans for which their projected benefit obligation or accumulated benefit obligation exceeds the fair value of their respective plan assets on December 31:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$123	$125	$1,053	$1,308
Accumulated benefit obligation	122	125	1,000	1,266
Fair value of plan assets	—	—	530	779
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$122	$125	$962	$1,262
Fair value of plan assets	—	—	486	774
The net periodic benefit cost recognized in the Consolidated Statements of Operations is composed of the following for the years ended December 31:

	Defined Benefit Pension Plans
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Service cost	$20	$11	$—	$38	$32	$23
Interest cost	207	105	2	142	112	91
Expected return on assets	(272)	(142)	(2)	(146)	(112)	(82)
Amortization of:
Net actuarial (gain) loss	—	—	(1)	34	39	33
Prior service credit	—	—	—	(1)	(1)	(1)
Curtailment gain	—	—	—	(2)	(1)	—
Settlement loss	—	—	—	3	20	8
Net periodic benefit (income) cost	$(45)	$(26)	$(1)	$68	$89	$72
Service cost is included within Cost of goods sold and Selling, general and administrative expenses while all other cost components are recorded within Pension and other postretirement non-service income (expense), net.
In the year ended December 31, 2025, a loss of $126 million was recognized related to Defined Benefit Pension Plans, in Consolidated other comprehensive income (loss) (December 31, 2024: gain of $105 million, year ended December 31, 2023: loss of $59 million).
For the detail of the components of other comprehensive income movements, refer to “Note 24. Accumulated Other Comprehensive
Loss”.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Actuarial Assumptions
Weighted‐average assumptions used to determine benefit obligations as of December 31 are:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Discount rate	5.45%	5.66%	4.84%	4.42%
Rate of compensation increase	3.00%	3.02%	2.35%	2.32%
Interest crediting rates	5.12%	4.51%	2.03%	1.91%
Weighted-average assumptions used in the calculation of defined benefit plan expense for the years ended December 31:

	Defined Benefit Pension Plans
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.66%	4.93%	5.15%	4.42%	3.81%	4.15%
Rate of compensation increase	3.02%	5.00%	5.00%	2.32%	2.64%	2.64%
Expected long-term rate of return on plan assets	6.74%	5.85%	4.11%	5.13%	4.73%	4.79%
Interest crediting rates	4.51%	—%	—%	1.91%	2.00%	2.00%
At December 31, 2025, the discount rates for both the U.S. and Non-U.S. defined benefit pension plans were determined based on a yield curve developed by our actuary.
We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. Our expected rates of return in 2025 are based on an analysis of our long-term expected rate of return and our current asset allocation.
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how the funds are managed for the pension plans we sponsor.
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
The Company's weighted target asset allocations are as follows:

	Defined Benefit Pension Plans
	U.S. Plans	Non-U.S. Plans
	2025	2025
Equities	12%	24%
Fixed Income	74%	62%
Real Estate	—%	3%
Other (incl. Liability-Driven Investments (“LDI”))	14%	11%
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of December
31:

	Defined Benefit Pension Plans
	U.S. Plans
	2025			2024
Asset Class	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash	$266	$—	$266	$224	$—	$224
Equity	528	—	528	483	2	485
Government Bonds	—	430	430	—	356	356
Corporate Bonds	156	2,528	2,684	154	2,585	2,739
Other (incl. LDI)	—	15	15	—	12	12
Total assets measured using fair value hierarchy	$950	$2,973	$3,923	$861	$2,955	$3,816
Assets measured at NAV			306			363
Total assets			$4,229			$4,179
There were no assets within the U.S. plans valued using level 3 inputs at December 31, 2025 or 2024.

	Defined Benefit Pension Plans
	Non-U.S. Plans
	2025				2024
Asset Class	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$39	$—	$47	$21	$55	$—	$76
Equity	607	31	1	639	509	97	1	607
Government Bonds	387	685	—	1,072	313	489	—	802
Corporate Bonds	183	425	—	608	190	516	—	706
Other (incl. LDI)	37	(44)	193	186	21	11	130	162
Total assets measured using fair value hierarchy	$1,222	$1,136	$194	$2,552	$1,054	$1,168	$131	$2,353
Assets measured at NAV				390				377
Total assets				$2,942				$2,730

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
NAV Measurement
Commingled fund investments are valued at the NAV per share multiplied by the number of shares held.
We maintain holdings in certain private equity partnerships and private real estate investments for which a liquid secondary market does not exist. Both types of investment are commingled. Valuation techniques, such as discounted cash flow and market-based comparable analyses, are used to determine fair value of these private investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. For private equity partnerships, unobservable inputs used for the market-based comparisons technique include earnings before interest, taxes, depreciation and amortization multiples in other comparable third-party transactions, price to earnings ratios, liquidity, current operating results, as well as input from general partners and other pertinent information. Private equity investments have been valued using NAV as a practical expedient. For private real estate investments, unobservable inputs used for the market-based comparison technique include a combination of third-party appraisals, replacement cost, and comparable market prices.
Equity-related investments are hedged equity investments in a commingled fund that consist primarily of equity indexed investments which are hedged by options and also hold collateral in the form of short-term treasury securities. Equity-related investments have been valued using NAV as a practical expedient.
Pension Plan Contributions and Benefit Payments
Established funding standards govern the funding requirements for our qualified and approved pensions in various jurisdictions. We fund the benefit payments of our non-qualified or unfunded plans as benefit payments come due.
During 2026, based on estimated year-end asset values and projection of plan liabilities we expect to make contributions and/or benefit payments of: $49 million for our non-qualified or unfunded plans and $77 million for our qualified or funded plans.
At December 31, 2025, projected future pension payments (excluding any termination benefits) were as follows:

Year ended December 31,	Defined Benefit Pension Plans
2026	$484
2027	490
2028	495
2029	501
2030	500
2031-2035	2,546
Defined Contribution Plans
We have 401(k) plans that cover certain U.S. salaried, union and non-union hourly employees, generally subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal
Revenue Code. At December 31, 2025, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%.
Outside the U.S., the Company operates various defined contribution plans for its employees in line with local market practice and the tax and legal rules in the jurisdictions in which they operate.
The expense for defined contribution pension plans for the years ended December 31, 2025, 2024 and 2023, was $268 million,
$170 million, and $79 million, respectively. The increase in the expense for the year ended December 31, 2025 was due to the full year impact of the Combination.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Deferred Compensation Arrangements
We have financial assets related to supplemental retirement savings plans (“Supplemental Plans”) that are carried at cash surrender value. These Supplemental Plans are non-qualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $203 million and $158 million, respectively, as of December 31, 2025 (December 31,
2024: $185 million and $168 million, respectively).
20.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to common shareholders	$699	$319	$825

Denominator:
Basic weighted average shares outstanding	522	386	258
Effect of dilutive share options	4	3	2
Diluted weighted average shares outstanding	526	389	260

Basic earnings per share attributable to common shareholders	$1.34	$0.83	$3.19

Diluted earnings per share attributable to common shareholders	$1.33	$0.82	$3.17
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise of restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans. Details of these plans are set out in “Note 17. Share-based
Compensation”.
For the years ended December 31, 2025, 2024 and 2023, respectively, there were no material weighted average share-based compensation awards excluded from the diluted earnings per share computation because the effect would have been antidilutive.
21.  Commitments and Contingencies
We have financial commitments and obligations that arise in the ordinary course of our business. These include debt (discussed in
“Note 15. Debt”), lease obligations (discussed in “Note 13. Leases”), pension liabilities (discussed in “Note 19. Retirement Plans and
Deferred Compensation Arrangements”) and capital commitments, purchase commitments and certain legal proceedings are discussed below.
Capital Commitments
Estimated costs for future purchases of Property, plant and equipment that we are obligated to purchase as of December 31, 2025, are
$1,149 million.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Purchase Commitments
In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2025, excluding the capital commitments disclosed above. These obligations relate to various purchase agreements for items such as minimum amounts of energy, supplies (including fiber, wood, and chemicals), transport and software licensing over periods generally ranging from one year to seven years. Some of the amounts are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Total purchase commitments are as follows:

Year ended December 31,	Total
2026	$609
2027	263
2028	159
2029	77
2030	65
Thereafter	109
Total	$1,282
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
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$790 million ($144 million) as of December 31, 2025, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of December 31, 2025, there were approximately 720 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of
December 31, 2025, the Company had estimated liabilities in respect of these matters of $82 million and estimated insurance recoveries of $50 million.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
Environmental Contingencies
The Company is subject to a variety of environmental laws and regulations.
The Company has recorded aggregate accruals of $67 million and $14 million on an undiscounted basis at December 31, 2025 and
2024, respectively, relating to environmental matters including remediation of environmental conditions in connection with some of our current or former facilities, as well as third-party owned sites. The change in liability from 2024 to 2025 primarily reflects an adjustment to the provisional amount recognized in the Combination with an offsetting credit to goodwill.
Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and these estimates may change. However, the Company does not believe that its potential environmental obligations will have a material adverse effect upon its liquidity, results of operations, or financial condition.
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
International Arbitration Against Venezuela
Smurfit Kappa, which is now a subsidiary of Smurfit Westrock, announced in 2018 that due to the Government of Venezuela’s measures, Smurfit Kappa no longer exercised control over the business of Smurfit Kappa Carton de Venezuela. Smurfit Kappa’s
Venezuelan operations were therefore deconsolidated in the third quarter of 2018. Later that year, Smurfit Kappa’s wholly-owned subsidiary, Smurfit Holdings BV, filed an international arbitration claim against the Bolivarian Republic of Venezuela before the
World Bank’s International Center for Settlement of Investment Disputes (“ICSID”) seeking compensation for Venezuela’s unlawful seizure of its Venezuelan business as well as for other arbitrary, inconsistent and disproportionate State measures that destroyed the value of its investments in Venezuela. Following the exchange of written submissions, an oral hearing was held in September 2022 in
Paris.

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly-owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024, Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee has been formed by ICSID to decide on this application and an oral hearing has been scheduled for March 2026.
U.S. Antitrust Violations Class Action
On July 29, 2025, Smurfit Westrock plc, Smurfit Kappa North America LLC, WestRock CP, LLC and seven other industry participants were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of Illinois
alleging violations of U.S. antitrust laws. The lawsuit alleges violations of Sections 1 and 3 of the Sherman Act, asserting that the defendants conspired to fix, raise and maintain supracompetitive prices for containerboard sheets, linerboard sheets, and finished packaging products made from containerboard and/or linerboard in the United States. The complaint seeks damages, including treble damages under the Clayton Act, pre- and post-judgment interest, injunctive relief and litigation expenses and attorneys’ fees. The
Company believes that it has substantial defenses and intends to vigorously defend against the lawsuit. While the Company is currently unable to determine the ultimate outcome of this matter or estimate the range of potential loss due to the early stage of this proceeding, it is possible that an adverse outcome could have a material impact on its financial condition, results of operations, or cash flows. On October 17, 2025, the plaintiff voluntarily dismissed Smurfit Westrock plc from the lawsuit without prejudice to seek to rejoin it at a later date. The Company’s subsidiaries Smurfit Kappa North America LLC and WestRock CP, LLC remain defendants in the lawsuit. On January 20, 2026, the Company completed briefing the court on its motion to dismiss the complaint, which was filed on October 20, 2025. The Company expects the court to rule on the motion to dismiss in 2026.
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
The carrying values of the restricted asset and limited recourse liability as of December 31, 2025 were $874 million and $374 million respectively (December 31, 2024: $765 million and $5 million respectively).
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
The carrying values of the restricted asset and non-recourse liability as of December 31, 2025 ($391 million and $335 million, respectively) and as of December 31, 2024 ($387 million and $333 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
In addition to the vehicles outlined above, the Company also consolidates a smaller VIE, not considered material for separate disclosure.
The carrying amounts of the assets and liabilities of VIEs reported within the Consolidated Balance Sheets are set out in the following table:

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3	$2
Accounts receivable	876	767
Inventories	1	—
Other current assets	4	—
Non-current assets:
Property, plant and equipment, net	60	60
Other non-current assets	393	389
Total assets	$1,337	$1,218

Liabilities
Current liabilities:
Accounts payable	$1	$6
Current portion of debt	1	2
Other current liabilities	7	2
Non-current liabilities:
Non-current debt due after one year	376	8
Other non-current liabilities	335	335
Total liabilities	$720	$353
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

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
24.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the years ended December 31,
2025, 2024 and 2023:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total(2)
Balance at December 31, 2022	$1,199	$21	$740	$(751)	$1,209
Other comprehensive (income) loss	(410)	(5)	53	—	(362)
Balance at December 31, 2023	$789	$16	$793	$(751)	$847
Other comprehensive loss (income)	895	—	(87)	—	808
Reclassification from retained earnings	—	—	(209)	—	(209)
Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(1,219)	1	120	—	(1,098)
Balance at December 31, 2025	$465	$17	$617	$(751)	$348
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the years ended
December 31, 2025, 2024 and 2023, is as follows:

	Years ended December 31,
	2025			2024			2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain (loss)	$1,219	$—	$1,219	$(895)	$—	$(895)	$410	$—	$410
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during year	(97)	13	(84)	19	(5)	14	(60)	13	(47)
Amortization and settlement recognition of net actuarial loss	39	(5)	34	59	(15)	44	40	(9)	31
Prior service (cost) credit arising during year	(8)	1	(7)	10	(2)	8	(5)	2	(3)
Amortization of prior service credit	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)
Foreign currency (loss) gain - pensions	(62)	—	(62)	22	—	22	(33)	—	(33)
Changes in fair value of cash flow hedges	(1)	—	(1)	—	—	—	5	—	5
Consolidated other comprehensive income (loss)	1,089	9	1,098	(786)	(22)	(808)	356	6	362
Other comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss) attributable to common shareholders	$1,089	$9	$1,098	$(786)	$(22)	$(808)	$356	$6	$362

Smurfit Westrock plc
Notes to Consolidated Financial Statements
(in millions, except per share data)
25.  Subsequent Events
Dividend Approval
On February 3, 2026, the Company announced that its Board of Directors approved a quarterly dividend of $0.4523 per share on its ordinary shares. The quarterly dividend of $0.4523 per ordinary share is payable on March 18, 2026 to shareholders of record at the close of business on February 17, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Based on this evaluation, Anthony Smurfit, President & Group Chief Executive Officer, and Ken Bowles, Executive Vice President &
Group Chief Financial Officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, Smurfit
Westrock’s disclosure controls and procedures were effective, and the previously reported material weakness described below has been remediated.
Remediated Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Smurfit Westrock’s management had previously identified and reported a material weakness relating to the company’s selection and development of control activities intended to mitigate the risks to achieving its objectives. This related to certain processes and controls principally at historical Smurfit Kappa that were not subject to the requirements of Section 404 of SOX prior to the
Combination between Smurfit Kappa and Westrock discussed elsewhere in this Annual Report.
This material weakness was the result of:
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
Remediation Plan
In response to the material weakness, we designed and implemented remediation measures whereby we:
•designed and implemented policies and guidance related to the operation of controls; complemented by training of control operators, with a specific focus on the priority areas documented in the remediation plan;
•developed appropriate controls over the review of manual journal entries - automated approval workflows for manual journal entries were implemented at relevant material locations, as well as an additional risk-based interim manual control; and
•enhanced and expanded the general IT processes and controls across the organization which included strengthening user and privileged access controls as well as change management controls.
Testing to validate the effectiveness of these remediation efforts was conducted over a sustained period in 2025 and confirmed that the material weakness was remediated as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule
13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December
31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission. As a result of this assessment, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, Smurfit Westrock maintained effective internal control over financial reporting, and the previously reported material weakness has been remediated. The effectiveness of our internal control over financial reporting as of
December 31, 2025 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the changes that resulted from the integration following the Combination and remediation actions described above, there has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.
Item 9B. Other Information
Trading Plan(s)
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange
Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
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
Additional information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our
2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this
Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
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

4.2
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

4.4†	Third Supplemental Indenture to 2021 Indenture, by and among SKT, the new guarantor party thereto, and Deutsche Trustee Company Limited, as trustee, dated as of November 21, 2024.

4.5
2024 Indenture, by and among SKT, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, dated as of April 3, 2024 (incorporated by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

4.6
First Supplemental Indenture to 2024 Indenture, by and among SKT, the Smurfit Bond Debt New Guarantors, and
Deutsche Bank Trust Company Americas, as trustee, dated as of July 5, 2024 (incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.7
Second Supplemental Indenture to 2024 Indenture, by and among SKT, the new guarantor party thereto and Deutsche
Bank Trust Company Americas, as trustee, dated as of November 21, 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed on April 3, 2025).

4.8
Indenture, dated August 24, 2017, by and among WRKCo Inc. (“WRKCo”), MeadWestvaco Corporation (“MWV”),
WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and
Exchange Commission on August 24, 2017).

4.9
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

4.10
Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among
WRKCo, WestRock RKT Company, MWV and The Bank of New York Mellon, as trustee (incorporated by reference to
Exhibit 4.7 to WRKCo’s Current Report on Form 8-K (File No. 001-37484) filed with the Securities and Exchange
Commission on November 5, 2018).

4.11
Fourth Supplemental Indenture, dated as of September 22, 2023, to the Indenture dated as of August 24, 2017, among
WRKCo, WestRock, WestRock RKT Company, MWV and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1(e) to WestRock’s Annual Report on Form 10-K (File No. 001-38736) filed with the Securities and Exchange Commission on November 17, 2023).

4.12
Fifth Supplemental Indenture, dated as of September 26, 2023, to the Indenture dated as of August 24, 2017, between
WRKCo and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1(f) to WestRock’s
Annual Report on Form 10-K (File No. 001-38736) filed with the Securities and Exchange Commission on November
17, 2023).

4.13
Sixth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of August 24, 2017, among WRKCo,
WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon
Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.23 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

4.14†
Seventh Supplemental Indenture, dated as of November 21, 2024, to the Indenture dated as of August 24, 2017, among
WRKCo, the existing guarantors party thereto, the new guarantor party thereto and The Bank of New York Mellon Trust
Company, N.A., as trustee.

4.15
Indenture, dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT, and The Bank of New York
Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on
Form 8-K filed on December 3, 2018).

4.16
First Supplemental Indenture, dated as of December 3, 2018, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee
(incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.17
Second Supplemental Indenture, dated as of May 20, 2019, to the Indenture dated as of December 3, 2018, by and among
WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on May 20, 2019).

4.18
Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among
WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on June 3, 2020).

4.19
Fourth Supplemental Indenture, dated as of September 22, 2023, to the Indenture dated as of December 3, 2018, by and among WRKCo, WestRock, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee
(incorporated by reference to Exhibit 4.1(e) of WestRock’s Annual Report on Form 10-K filed on November 17, 2023).

4.20
Fifth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of December 3, 2018, among WRKCo,
WestRock, MWV, WestRock RKT, LLC, the WestRock Bond Debt New Guarantors and The Bank of New York Mellon
Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.29 of the Company’s Current Report on Form 8-
K filed on July 8, 2024).

4.21†
Sixth Supplemental Indenture, dated as of November 21, 2024, to the Indenture dated as of December 3, 2018, among
WRKCo, the existing guarantors party thereto, the new guarantor party thereto and The Bank of New York Mellon Trust
Company, N.A., as trustee.

4.22
Form of Indenture, dated as of March 1, 1983, between MWV (formerly Westvaco Corporation) and The Bank of New
York (formerly Irving Trust Company), as trustee (incorporated by reference to Exhibit 2 of Westvaco Corporation’s
Registration Statement on Form 8-A filed on January 24, 1984).

4.23
First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of March 1, 1983, by and among
MWV (as successor-in-interest to Westvaco Corporation and The Mead Corporation) and The Bank of New York, as
trustee (incorporated by reference to Exhibit 4.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on
February 1, 2002).

4.24
Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of March 1, 1983, between
MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of MeadWestvaco Corporation’s Current Report on Form 8-K filed on January 7, 2003).

4.25
Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of March 1, 1983, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 of WRKCo’s Current Report on Form 8-K filed on July 2, 2015).

4.26
Fourth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of March 1, 1983, between
MWV and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 of WRKCo’s Current
Report on Form 8-K filed on November 5, 2018).

4.27
Fifth Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of March 1, 1983, among MWV, the
WestRock Bond Debt New Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to
Exhibit 4.35 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.28†	Sixth Supplemental Indenture, dated as of November 21, 2024, to the Indenture dated as of March 1, 1983, among MWV, the new guarantor party thereto and The Bank of New York Mellon, as trustee.

4.29
Indenture, dated as of February 1, 1993, between MWV (as successor-in-interest to The Mead Corporation) and The First
National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.vv of MeadWestvaco Corporation’s Annual
Report on Form 10-K for the period ended December 31, 2001).

4.30
First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of February 1, 1993, between The
Mead Corporation, MWV (as successor-in-interest to MeadWestvaco Corporation and Westvaco Corporation) and Bank
One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.3 of MeadWestvaco Corporation’s Current
Report on Form 8-K filed on February 1, 2002).

4.31
Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between
MW Custom Papers, Inc. and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.4 of
MeadWestvaco Corporation’s Current Report on Form 8-K filed on January 7, 2003).

4.32
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
Exhibit 4.42 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.36†	Seventh Supplemental Indenture, dated as of November 21, 2024, to the Indenture dated as of February 1, 1993, among MWV, the new guarantor party thereto and The Bank of New York Mellon, as trustee.

4.37
Indenture, dated as of April 2, 2002, by and among MWV (as successor-in-interest to MeadWestvaco Corporation,
Westvaco Corporation and The Mead Corporation) and The Bank of New York, as trustee (incorporated by reference to
Exhibit 4(a) of MeadWestvaco Corporation’s Current Report on Form 8-K filed on April 2, 2002).

4.38
First Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of April 2, 2002, between MWV (as successor-in-interest to MeadWestvaco Corporation) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 of WRKCo’s Current Report on Form 8-K filed on July 2, 2015).

4.39
Second Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of April 2, 2002, between
MWV and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 of WRKCo’s Current
Report on Form 8-K filed on November 5, 2018).

4.40
Third Supplemental Indenture, dated as of July 5, 2024, to the Indenture dated as of April 2, 2002, among MWV, the
WestRock Bond Debt New Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to
Exhibit 4.46 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

4.41†	Fourth Supplemental Indenture, dated as of November 21, 2024, to the Indenture dated as of April 2, 2002, among MWV, the new guarantor party thereto and The Bank of New York Mellon, as trustee.

4.42
Indenture, dated as of November 26, 2024, among Smurfit Westrock Financing Designated Activity Company, the
guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27,
2024).

4.43
Indenture, dated as of November 27, 2024, among Smurfit Kappa Treasury Unlimited Company, the guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as registrar (incorporated by reference to Exhibit 4.2 of the
Company’s Current Report on Form 8-K filed on November 27, 2024).

4.44
Indenture, dated as of November 21, 2025, among Smurfit Westrock plc, Smurfit Westrock Financing Designated
Activity Company, Smurfit Kappa Treasury Unlimited Company, the guarantors party thereto and Deutsche Bank Trust
Company Americas, as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 of the
Company’s Current Report on Form 8-K filed on November 24, 2025).

4.45
USD Officers’ Certificate, dated November 21, 2025, signed by two Officers of Smurfit Westrock Financing Designated
Activity Company and two Officers of each Guarantor (incorporated by reference to Exhibit 4.2 of the Company’s
Current Report on Form 8-K filed on November 24, 2025).

4.46
EUR Officers’ Certificate, dated November 24, 2025, signed by two Officers of Smurfit Kappa Treasury Unlimited
Company and two Officers of each Guarantor (incorporated by reference to Exhibit 4.3 of the Company’s Current
Report on Form 8-K filed on November 24, 2025).

4.47	Description of Smurfit Westrock plc’s Securities (incorporated by reference to Exhibit 4.49 of the Company’s Annual Report on Form 10-K filed March 7, 2025).

10.1	Form of Deed of Indemnification (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

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

10.5+
First Amendment to Purchasing and Servicing of Receivables, dated as of September 13, 2024, among WestRock
Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A. (incorporated by reference to
Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.6+
Second Amendment to Purchasing and Servicing of Receivables, dated as of September 12, 2025, among WestRock
Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A. (incorporated by reference to
Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.7
Accession Letter, dated as of July 2, 2024, between Smurfit US Holdings and Smurfit Kappa Investments Limited, a
private limited company incorporated under the laws of Ireland (“SKI”) (incorporated by reference to Exhibit 10.4 of the
Company’s Current Report on Form 8-K filed on July 8, 2024).

10.8	Accession Letter, dated as of July 2, 2024, between WestRock and SKI (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.9	Accession Letter, dated as of July 2, 2024, between WRKCo and SKI (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.10	Accession Letter, dated as of July 2, 2024, between MWV and SKI (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.11	Accession Letter, dated as of July 2, 2024, between WestRock RKT, LLC and SKI (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.12	Accession Letter, dated as of July 2, 2024, between Smurfit Westrock and SKI (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

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

10.14^
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
2024).

10.17#
Form of RSU Award Agreement (Non-Executive Directors) under the Smurfit Westrock plc 2024 Long-Term Incentive
Plan (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on November 8,
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
March 28, 2016).

10.29#
KapStone Paper and Packaging 2014 Incentive Plan (incorporated by reference to Annex A to KapStone Paper and
Packaging Corporation’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders filed with the SEC on
April 1, 2014).

10.30#	Smurfit Westrock Executive Severance Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.31#
Service Contract between Smurfit Kappa Services Limited and Ken Bowles, dated July 5, 2024 (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.32#
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

10.34#	Offer Letter between Smurfit Westrock and Laurent Sellier, dated July 5, 2024 (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.35
Form of Amended and Restated Dealer Agreement, dated as of November 21, 2024, among WRKCo Inc., the guarantors party thereto and the dealer party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed on November 27, 2024).

10.36#
Offer Letter between Smurfit Westrock and Ben Garren, dated June 27, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.37#
Form of PSU Award Agreement (Employee) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan
(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025).

10.38#
Form of RSU Award Agreement (Employee) under the Smurfit Westrock plc 2024 Long-Term Incentive Plan
(incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025).

10.39#
WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (as amended)(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

19.1	Smurfit Westrock plc Securities and Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed March 7, 2025).

21†	Subsidiaries of the Registrant.

22†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.

23†	Consent of KPMG, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Smurfit Westrock plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed March 7, 2025).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed or furnished herewith.
*
The certification furnished in Exhibit 32 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the
Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**	Submitted electronically herewith.
+	Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smurfit Westrock plc

Dated: February 27, 2026		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
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

Signature	Title	Date

/s/ Anthony Smurfit	President & Group Chief Executive Officer and Director	February 27, 2026
Anthony Smurfit	(Principal Executive Officer)

/s/ Ken Bowles	Executive Vice President & Group Chief Financial Officer and Director	February 27, 2026
Ken Bowles	(Principal Financial Officer)

/s/ Irene Page	Chief Accounting Officer	February 27, 2026
Irene Page	(Principal Accounting Officer)

/s/ Irial Finan	Director	February 27, 2026
Irial Finan

/s/ Kaisa Hietala	Director	February 27, 2026
Kaisa Hietala

/s/ Colleen F. Arnold	Director	February 27, 2026
Colleen F. Arnold

/s/ Timothy J. Bernlohr	Director	February 27, 2026
Timothy J. Bernlohr

/s/ Carole L. Brown	Director	February 27, 2026
Carole L. Brown

/s/ Terrell K. Crews	Director	February 27, 2026
Terrell K. Crews

/s/ Carol Fairweather	Director	February 27, 2026
Carol Fairweather

/s/ Mary Lynn Ferguson-McHugh	Director	February 27, 2026
Mary Lynn Ferguson-McHugh

SIGNATURES

/s/ Suzan F. Harrison	Director	February 27, 2026
Suzan F. Harrison

/s/ Lourdes Melgar	Director	February 27, 2026
Lourdes Melgar

/s/ Jørgen Buhl Rasmussen	Director	February 27, 2026
Jørgen Buhl Rasmussen

/s/ Alan D. Wilson	Director	February 27, 2026
Alan D. Wilson