Form 10-Q
period 2026-03-31
Smurfit Westrock plc
filed 2026-05-01
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-42161
Smurfit Westrock plc
(Exact name of registrant as specified in its charter)

Ireland	98-1776979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Beech Hill, Clonskeagh Dublin 4D04 N2R2 Ireland	N/A
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, the registrant had 524,464,078 ordinary shares, nominal value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended
(the “Exchange Act”)) regarding, among other things, the plans, strategies, outcomes, outlooks and prospects, both business and financial, of Smurfit Westrock, the expected benefits of the completed combination of Smurfit Kappa Group plc (re-registered as
Smurfit Kappa Limited) (“Smurfit Kappa”) and WestRock Company (“WestRock”) (the “Combination”) (including, but not limited to, synergies, as well as our scale, geographic reach and product portfolio), our medium-term plan, demand outlook, operating environment and the impact of announced closures and additional economic downtime, and any other statements regarding Smurfit
Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events, outlook or performance.
Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit
Westrock, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”,
“estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”, “aims”, “considered”,
“likely” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur. Actual results may differ materially from the current expectations of the Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination. Important factors that could cause actual results to differ materially from plans, estimates or expectations include: our ability to deliver on our medium-term plan; changes in demand environment; our ability to deliver on our closure plan and associated efforts; our future cash payments associated with these initiatives; potential future cost savings associated with such initiatives; the amount of charges and the timing of such charges or actions described herein; potential future impairment charges; accuracy of assumptions associated with the charges;
economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency
(including the implementation of tariffs by the U.S. federal government and reciprocal tariffs and other protectionist or retaliatory measures governments in Europe, Asia, and other countries have taken or may take in response); the impact of prolonged or recurring
U.S. federal government shutdowns and any resulting volatility in the capital markets or interruptions in the Company’s access to capital; the impact of public health crises, such as pandemics and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; developments related to pricing cycles and volumes; intense competition; the ability of the Company to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake or other weather-event, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made events, including the ability to function remotely during long-term disruptions; the Company's ability to respond to changing customer preferences and to protect intellectual property; the amount and timing of the Company's capital expenditures; risks related to international sales and operations; failures in the Company's quality control measures and systems resulting in faulty or contaminated products; cybersecurity risks, including threats to the confidentiality, integrity and availability of data in the Company's systems;
works stoppages and other labor disputes; the Company’s ability to establish and maintain effective internal controls over financial reporting in accordance with the Sarbanes Oxley Act of 2002, as amended, and remediate any weaknesses in controls and processes;
the Company's ability to retain or hire key personnel; risks related to sustainability matters, including climate change and scarce resources, as well as the Company's ability to comply with changing environmental laws and regulations; the Company's ability to successfully implement strategic transformation initiatives; results and impacts of acquisitions by the Company; the Company's significant levels of indebtedness; the impact of the Combination on the Company's credit ratings; the potential impairment of assets and goodwill; the availability of sufficient cash to distribute dividends to the Company's shareholders in line with current expectations;
the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure; evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United Kingdom, the United States and
elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S. or U.K. administrations; legal proceedings instituted against the Company; actions by third parties, including government agencies; the Company's ability to promptly and effectively integrate Smurfit Kappa's and WestRock's businesses; the
Company's ability to achieve the synergies and value creation contemplated by the Combination; the Company's ability to meet expectations regarding the accounting and tax treatments of the Combination, including the risk that the Internal Revenue Service may assert that the Company should be treated as a U.S. corporation or be subject to certain unfavorable U.S. federal income tax rules under Section 7874 of the Internal Revenue Code of 1986, as amended, as a result of the Combination; other factors such as future market conditions, currency fluctuations, the behavior of other market participants, the actions of regulators and other factors such as changes in the political, social and regulatory framework in which the Company's group operates or in economic or technological trends or conditions, and other risk factors included in the Company's filings with the Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on
Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2026	2025
Net sales	$7,712	$7,656
Cost of goods sold	(6,444)	(6,079)
Gross profit	1,268	1,577
Selling, general and administrative expenses	(961)	(973)
Impairment and restructuring costs	(54)	(15)
Transaction and integration-related expenses associated with the Combination	—	(36)
Operating profit	253	553
Interest expense, net	(166)	(167)
Pension and other postretirement non-service income, net	8	9
Other expense, net	(11)	(5)
Income before income taxes	84	390
Income tax expense	(21)	(8)
Net income	63	382
Net loss attributable to noncontrolling interests	2	2
Net income attributable to common shareholders	$65	$384

Basic earnings per share attributable to common shareholders	$0.12	$0.74

Diluted earnings per share attributable to common shareholders	$0.12	$0.73

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three months ended March 31,
	2026	2025
Net income	$63	$382
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(74)	378
Defined benefit pension and other postretirement benefit plans	20	(14)
Net gain on cash flow hedges	1	3
Other comprehensive (loss) income, net of tax	(53)	367
Comprehensive income	10	749
Comprehensive loss attributable to noncontrolling interests	2	2
Comprehensive income attributable to common shareholders	$12	$751

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $6 million and $3 million at March 31, 2026 and December 31, 2025, respectively)	$674	$892
Accounts receivable, net (amounts related to consolidated variable interest entities of $834 million and $876 million at March 31, 2026 and December 31, 2025, respectively)	4,644	4,268
Inventories	3,583	3,693
Other current assets	1,651	1,586
Total current assets	10,552	10,439
Property, plant and equipment, net	22,900	23,232
Goodwill	7,186	7,218
Intangibles, net	1,036	1,059
Prepaid pension asset	642	616
Other non-current assets (amounts related to consolidated variable interest entities of $393 million and $393 million at March 31, 2026 and December 31, 2025, respectively)	2,854	2,593
Total assets	$45,170	$45,157

Liabilities and Equity
Current liabilities:
Accounts payable	$3,344	$3,597
Accrued expenses	636	601
Accrued compensation and benefits	832	997
Current portion of debt	980	346
Other current liabilities	1,522	1,523
Total current liabilities	7,314	7,064
Non-current debt due after one year (amounts related to consolidated variable interest entities of $369 million and $376 million at March 31, 2026 and December 31, 2025, respectively)	13,275	13,427
Deferred tax liabilities	3,410	3,297
Pension liabilities and other postretirement benefits, net of current portion	686	697
Other non-current liabilities (amounts related to consolidated variable interest entities of $335 million and $335 million at March 31, 2026 and December 31, 2025, respectively)	2,402	2,318
Total liabilities	27,087	26,803
Commitments and Contingencies (Note 13)
Equity:
Preferred stock, $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock, $0.001 par value; 9,500,000,000 shares authorized; 524,457,866 and 522,310,486 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost; 706,129 and 1,449,320 common stock at March 31, 2026, and December 31, 2025, respectively	(34)	(64)
Capital in excess of par value	16,095	16,083
Accumulated other comprehensive loss	(401)	(348)
Retained earnings	2,397	2,655
Total shareholders’ equity	18,058	18,327
Noncontrolling interests	25	27
Total equity	18,083	18,354
Total liabilities and equity	$45,170	$45,157
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income	$63	$382
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	728	603
Impairment of assets	35	—
Cash surrender value increase in excess of premiums paid	(4)	(5)
Share-based compensation expense	28	43
Deferred income tax benefit	(36)	(29)
Pension and other postretirement funding more than cost	(27)	(23)
Other	(3)	1
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(398)	(342)
Inventories	101	(62)
Other assets	(48)	(47)
Accounts payable	(44)	(117)
Income taxes	(48)	(70)
Accrued liabilities and other	(143)	(99)
Net cash provided by operating activities	204	235
Investing activities:
Capital expenditures	(624)	(477)
Cash paid for purchase of businesses, net of cash acquired	(18)	(4)
Proceeds from corporate owned life insurance	3	—
Proceeds from sale of property, plant and equipment	9	—
Other	3	5
Net cash used for investing activities	(627)	(476)
Financing activities:
Additions to debt	48	295
Repayments of debt	(29)	(65)
Debt issuance costs	(3)	(5)
Changes in commercial paper, net	507	246
Other debt additions (repayments), net	5	(16)
Repayments of finance lease liabilities	(14)	(16)
Proceeds from re-issuance of shares from treasury stock	14	—
Tax paid in connection with shares withheld from employees	(83)	(64)
Cash dividends paid to shareholders	(237)	(225)
Other	1	1
Net cash provided by financing activities	209	151
Effect of exchange rate changes on cash and cash equivalents	(4)	32
Decrease in cash and cash equivalents	(218)	(58)
Cash and cash equivalents at beginning of period	892	855
Cash and cash equivalents at end of period	$674	$797
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2025	522	$1	$16,083	$(64)	$2,655	$(348)	$18,327	$27	$18,354
Net income	—	—	—	—	65	—	65	(2)	63
Other comprehensive loss, net of tax	—	—	—	—	—	(53)	(53)	—	(53)
Share-based compensation	—	—	24	—	—	—	24	—	24
Shares distributed by Smurfit Kappa Employee Trust, net of tax paid in connection with shares withheld from employees	—	—	(18)	18	(15)	—	(15)	—	(15)
Re-issuance of shares by Smurfit Kappa Employee Trust	—	—	3	11	—	—	14	—	14
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	1	—	(68)	—	(67)	—	(67)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	1	(1)	—	—	—	—
Dividends declared ($0.45 per share)(1)	—	—	2	—	(239)	—	(237)	—	(237)
Balance at March 31, 2026	524	$1	$16,095	$(34)	$2,397	$(401)	$18,058	$25	$18,083
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income	—	—	—	—	384	—	384	(2)	382
Other comprehensive income, net of tax	—	—	—	—	—	367	367	—	367
Share-based compensation	—	—	41	—	—	—	41	—	41
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	1	—	(64)	—	(63)	—	(63)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($0.43 per share)(1)	—	—	4	—	(229)	—	(225)	—	(225)
Balance at March 31, 2025	522	$1	$15,977	$(65)	$3,030	$(1,079)	$17,864	$25	$17,889
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
1.2.  Basis of Presentation
We derived the Condensed Consolidated Balance Sheet at December 31, 2025 from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Consolidated Financial
Statements”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the Condensed
Consolidated Financial Statements have been included for the interim periods reported.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with Article 10 of Regulation S-X of the Securities and
Exchange Commission. Accordingly, they omit certain notes and other information from the 2025 Consolidated Financial Statements.
Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2025 Consolidated Financial
Statements. The results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the full year.
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
1.3.  Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in “Note 1. Description of Business and
Summary of Significant Accounting Policies” of the 2025 Consolidated Financial Statements.
1.4.  New Accounting Standards Recently Adopted
During the three months ended March 31, 2026 there were no newly issued or newly applicable accounting pronouncements adopted that had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
1.5.  New Accounting Standards Not Yet Adopted
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
Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income, net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following tables show selected financial data for our segments. Total assets by segment are not disclosed as this information is not regularly provided to the Company’s chief operating decision maker (“CODM”).

Three months ended March 31, 2026	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,407	$2,765	$540	$7,712
Add net sales (intersegment)	95	6	—	101
Net sales (aggregate)	4,502	2,771	540	7,813

Less segment expenses:
Segment cost of goods sold	(3,459)	(2,028)	(375)
Segment selling, general and administrative expenses	(446)	(322)	(56)
	(3,905)	(2,350)	(431)	(6,686)
Segment Adjusted EBITDA	$597	$421	$109	$1,127
Unallocated corporate costs				(51)
Depreciation, depletion and amortization				(728)
Impairment and restructuring costs				(54)
Interest expense, net				(166)
Pension and other postretirement non-service income, net				8
Share-based compensation expense				(28)
Other expense, net				(11)
Other adjustments				(13)
Income before income taxes				$84
Other adjustments in the table above include losses at closed facilities of $13 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Three months ended March 31, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,578	$2,576	$502	$7,656
Add net sales (intersegment)	91	6	11	108
Net sales (aggregate)	4,669	2,582	513	7,764

Less segment expenses:
Segment cost of goods sold	(3,387)	(1,902)	(347)
Segment selling, general and administrative expenses	(497)	(291)	(51)
	(3,884)	(2,193)	(398)	(6,475)
Segment Adjusted EBITDA	$785	$389	$115	$1,289
Unallocated corporate costs				(37)
Depreciation, depletion and amortization				(603)
Impairment and restructuring costs				(15)
Transaction and integration-related expenses associated with the Combination				(36)
Interest expense, net				(167)
Pension and other postretirement non-service income, net				9
Share-based compensation expense				(43)
Other expense, net				(5)
Other adjustments				(2)
Income before income taxes				$390
Other adjustments in the table above include losses at closed facilities of $2 million.

	Three months ended March 31,
	2026	2025
Capital expenditures:
North America	$311	$293
Europe, MEA and APAC	250	139
LATAM	47	38
Total per reportable segments	608	470
Corporate	16	7
Total capital expenditures	$624	$477

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Revenue Recognition
Disaggregated Revenue
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three months ended March 31, 2026 and 2025. Net sales are attributed to segments based on the location of production.

	Three months ended March 31, 2026
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,079	$390	$43	$1,512
Packaging	3,328	2,375	497	6,200
Total	$4,407	$2,765	$540	$7,712

	Three months ended March 31, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,126	$410	$46	$1,582
Packaging	3,452	2,166	456	6,074
Total	$4,578	$2,576	$502	$7,656
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
On the Condensed Consolidated Balance Sheets, contract assets reported within “Other current assets” were $167 million and
$170 million at March 31, 2026 and December 31, 2025, respectively, and contract liabilities reported within “Other current liabilities” were $15 million and $6 million at March 31, 2026 and December 31, 2025, respectively.
4.  Accounts Receivable, net
Accounts receivable consists of the following:

	March 31,	December 31,
	2026	2025
Gross accounts receivable	$4,852	$4,506
Less: Allowances	(208)	(238)
Accounts receivable	$4,644	$4,268
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
5.  Inventories
Inventories are as follows:

	March 31,	December 31,
	2026	2025
Finished goods	$1,361	$1,432
Work-in-progress	205	192
Raw materials	1,224	1,287
Consumables and spare parts	793	782
Inventories	$3,583	$3,693
6.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2026	2025
Land and buildings	$5,975	$5,939
Plant and equipment	25,363	25,118
Construction-in-progress	1,595	1,705
Finance lease right-of-use assets	481	472
Property, plant and equipment at cost, excluding forestlands	33,414	33,234
Less: Accumulated depreciation and impairment	(10,826)	(10,295)
Property, plant and equipment, net, excluding forestlands	22,588	22,939
Forestlands, net of depletion	312	293
Property, plant and equipment, net	$22,900	$23,232
Depreciation and depletion expense for the three months ended March 31, 2026 and 2025 was $690 million and $569 million, respectively. This is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Condensed
Consolidated Statements of Operations. Depreciation and depletion expense for the three months ended March 31, 2026 includes
$70 million of accelerated depreciation related to machine closures (Three months ended March 31, 2025: $— million).
Non-cash additions to property, plant and equipment included within accounts payable were $314 million and $518 million at
March 31, 2026 and December 31, 2025, respectively.
7.  Interest
The components of interest expense, net are as follows:

	Three months ended March 31,
	2026	2025
Interest expense	$(198)	$(195)
Interest income	32	28
Interest expense, net	$(166)	$(167)
Total cash paid for interest, net of interest received was $134 million and $133 million for the three months ended March 31, 2026 and
2025, respectively. Of this, capitalized interest paid was $2 million and $7 million for the three months ended March 31, 2026 and
2025, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
8.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	March 31, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,438	$11,332	$11,492	$11,616
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
Accounts Receivable Monetization Agreements
The following table presents a summary of the accounts receivable monetization agreements for the three months ended March 31,
2026 and March 31, 2025:

	Three months ended March 31,
	2026	2025
Receivable from financial institutions at January 1	$—	$—
Receivables sold to the financial institutions and derecognized	(536)	(657)
Receivables collected by financial institutions	599	696
Cash payments to financial institutions	(63)	(39)
Receivable from financial institutions at March 31	$—	$—
Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were approximately
$596 million and $659 million at March 31, 2026 and December 31, 2025, respectively.
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables was
$8 million for the three months ended March 31, 2026 (March 31, 2025: $10 million). The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed Consolidated Statements of
Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
9.  Debt
The following were individual components of debt:

	March 31,	December 31,
	2026	2025
$700 million receivables securitization due 2027	$550	$550
$600 million senior notes due 2028	600	600
$500 million senior notes due 2028	500	500
$750 million senior notes due 2029	750	750
€500 million senior green notes due 2029	576	587
€230 million receivables securitization due 2029	252	257
€100 million receivables securitization due 2029	115	117
$400 million senior notes due 2030	400	400
$750 million senior green notes due 2030	750	750
$300 million senior notes due 2031	300	300
€500 million senior green notes due 2031	576	587
$500 million senior notes due 2032	500	500
$76 million senior notes due 2032	76	76
€600 million senior green notes due 2032	691	704
$600 million senior notes due 2033	600	600
€500 million senior green notes due 2033	576	587
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
$800 million senior green notes due 2036	800	800
€600 million senior green notes due 2036	691	704
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	150	150
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	662	155
Vendor financing and commercial card programs	103	99
Farm credit facility	600	600
Other bank loans	126	93
Finance lease obligations	548	548
Total debt, excluding fair value adjustments, bond discounts and debt issuance costs	14,345	13,867
Unamortized fair value adjustments, bond discounts and debt issuance costs	(90)	(94)
Total debt	14,255	13,773
Less: Current portion of debt	(980)	(346)
Non-current debt due after one year	$13,275	$13,427
For the terms attached to the senior notes, the revolving credit facility, the term loans and the commercial paper programs, refer to the narrative included in “Note 15. Debt” of the 2025 Consolidated Financial Statements. The carrying amount of borrowings which are designated as net investment hedges, as outlined therein, has not changed materially and no ineffectiveness was recognized in the period.
At March 31, 2026, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
There were no new issuances or redemptions during the period in relation to the senior notes.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Receivables Securitization Facilities
We have three trade receivables securitization programs. For the size, terms and maturities attached to these programs, refer to the narrative included in “Note 15. Debt” of the 2025 Consolidated Financial Statements.
As of March 31, 2026, the gross amount of receivables collateralizing the euro denominated trade receivables programs was
€728 million (December 31, 2025: €749 million). At March 31, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $13 million (December 31, 2025: $13 million).
As of March 31, 2026, the gross amount of receivables collateralizing the U.S. dollar denominated trade receivables program was
$1,032 million (December 31, 2025: $1,043 million). At March 31, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $150 million (December 31, 2025: $47 million).
10.  Income Taxes
The effective tax rate for the three months ended March 31, 2026 was 25.0%. The effective tax rate was primarily impacted by (i) the tax benefit associated with the release of $8 million of unrecognized tax benefits, (ii) along with the increase of $6 million of accrued interest and penalties associated with the unrecognized tax benefits, (iii) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $11 million (iv) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (v) certain non-deductible expenses and other non-recurring items.
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
During the three months ended March 31, 2026 and March 31, 2025, cash paid for income taxes, net of refunds, was $105 million and
$107 million, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
11.  Retirement Plans and Deferred Compensation Arrangements
The net periodic benefit (income) cost recognized in the Condensed Consolidated Statements of Operations is composed of the following:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	Three months ended March 31,
	2026	2025	2026	2025
Service cost	$5	$5	$9	$9
Interest cost	50	52	39	34
Expected return on assets	(71)	(68)	(37)	(35)
Amortization of:
Net actuarial loss	—	—	9	8
Prior service credit	—	—	—	(1)
Net periodic benefit (income) cost	$(16)	$(11)	$20	$15
Service cost is included within “Cost of goods sold” and “Selling, general and administrative expenses” while all other components are recorded within “Pension and other postretirement non-service income, net”.
Pension Plan Contributions and Benefit Payments
There were no changes in the period in connection to the funding standards and funding requirements for our qualified and approved pension plans.
The contributions paid and expected to be paid during the current fiscal year are not significantly different from the amounts as disclosed in “Note 19. Retirement Plans and Deferred Compensation Arrangements” of the 2025 Consolidated Financial Statements.
Deferred Compensation Arrangements
We have financial assets related to supplemental retirement savings plans (“Supplemental Plans”) that are carried at cash surrender value. These Supplemental Plans are non-qualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $204 million and $158 million, respectively, as of March 31, 2026 (December 31, 2025:
$203 million and $158 million, respectively).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
12.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2026	2025
Numerator:
Net income attributable to common shareholders	$65	$384

Denominator:
Basic weighted average shares outstanding	523	521
Effect of dilutive share options	3	5
Diluted weighted average shares outstanding	526	526

Basic earnings per share attributable to common shareholders	$0.12	$0.74

Diluted earnings per share attributable to common shareholders	$0.12	$0.73
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.
For the three months ended March 31, 2026, and 2025, respectively, there were no material weighted average share-based compensation awards excluded from the diluted earnings per share computation because the effect would have been antidilutive.
13.  Commitments and Contingencies
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
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$800 million ($153 million) as of March 31, 2026, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of March 31, 2026, there were approximately 770 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of
March 31, 2026, the Company had estimated liabilities in respect of these matters of $83 million and estimated insurance recoveries of
$51 million.
Environmental Contingencies
The Company is subject to a variety of environmental laws and regulations.
The Company has recorded aggregate accruals of $67 million and $67 million on an undiscounted basis at March 31, 2026 and
December 31, 2025, respectively. The accruals primarily relate to environmental matters, including cleanup, investigation and remediation obligations arising in connection with some of our current or former facilities, as well as third-party owned sites.
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
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million and reimbursed the Company for this amount in 2024. Smurfit Kappa Italia appealed the amount of this reduction and on April 22, 2026, the Council of State directed the AGCM to further reduce the fine by approximately
$16 million, plus interest.
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
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024, Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee has been formed by ICSID to decide on this application and an oral hearing took place at the end of March 2026. Based on typical timelines, a decision on annulment is estimated to be issued within nine to twelve months of the hearing.
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
14.  Supplier Finance Program Obligations
The outstanding payment obligations to financial institutions under supplier finance programs were $371 million and $361 million as of March 31, 2026 and December 31, 2025, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
15.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The carrying values of the restricted asset and limited recourse liability as of March 31, 2026 ($838 million and $367 million, respectively) and as of December 31, 2025
($874 million and $374 million, respectively) approximate their fair values due to the short-term nature of the securitized assets and the floating rates of the liabilities.
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. The carrying values of the restricted asset and non-recourse liability as of March 31, 2026 ($392 million and $335 million, respectively) and as of December 31, 2025
($391 million and $335 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
For the details of the structure, purpose, legal terms and conclusions as to the primary beneficiary of these Variable Interest Entities
(“VIEs”), refer to “Note 22. Variable Interest Entities” of the 2025 Consolidated Financial Statements.
The carrying amounts of the assets and liabilities of VIEs reported within the Condensed Consolidated Balance Sheets are set out in
the following table:

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6	$3
Accounts receivable	834	876
Inventories	1	1
Other current assets	3	4
Non-current assets:
Property, plant and equipment, net	61	60
Other non-current assets	393	393
Total assets	$1,298	$1,337

Liabilities
Current liabilities:
Accounts payable	$1	$1
Current portion of debt	1	1
Other current liabilities	5	7
Non-current liabilities:
Non-current debt due after one year	369	376
Other non-current liabilities	335	335
Total liabilities	$711	$720

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
16.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
March 31, 2026 and 2025:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total (2)
Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(378)	(3)	14	—	(367)
Balance at March 31, 2025	$1,306	$13	$511	$(751)	$1,079

Balance at December 31, 2025	$465	$17	$617	$(751)	$348
Other comprehensive loss (income)	74	(1)	(20)	—	53
Balance at March 31, 2026	$539	$16	$597	$(751)	$401
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interest.
A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the three months ended
March 31, 2026, and 2025, is as follows:

	Three months ended March 31,
	2026			2025
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation (loss) gain	$(74)	$—	$(74)	$378	$—	$378
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss	9	(2)	7	8	1	9
Amortization of prior service credit	—	—	—	(1)	—	(1)
Foreign currency gain (loss) - pensions	13	—	13	(22)	—	(22)
Changes in fair value of cash flow hedges	1	—	1	3	—	3
Consolidated other comprehensive (loss) income	(51)	(2)	(53)	366	1	367
Other comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive (loss) income attributable to common shareholders	$(51)	$(2)	$(53)	$366	$1	$367
17.  Subsequent Events
Dividend Approval
On April 30, 2026, the Company announced that its Board of Directors approved a quarterly dividend of $0.4523 per share on its ordinary shares. The quarterly dividend of $0.4523 is payable on June 10, 2026 to shareholders of record at the close of business on
May 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Smurfit Westrock’s financial condition and results of operations should be read in conjunction with Smurfit Westrock’s Unaudited Condensed Consolidated Financial Statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and their related notes for the year ended December 31, 2025, as well as the information under the heading “Management’s Discussion and Analysis of the
Financial Condition and Results of Operations” that were disclosed in the Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Smurfit Westrock’s future results could differ materially from the results discussed below. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in
Part I, Item 1A. in the 2025 Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. Please also refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.
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
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $56 million, to $7,712 million in the three months ended March 31, 2026, from
$7,656 million in the three months ended March 31, 2025. This increase was primarily due to a net positive foreign currency impact that was largely offset by a negative volume impact.
Net income attributable to common shareholders decreased by $319 million. The decrease in the three months ended March 31, 2026 was primarily due to higher cost of goods sold, including accelerated depreciation for machine closures. We were also impacted by lower volumes, economic downtime, adverse weather and higher freight costs. In the three months ended March 31, 2026, we incurred higher impairment and restructuring costs, and lower transaction and integration-related expenses associated with the
Combination.
Net cash provided by operating activities decreased by $31 million, to $204 million in the three months ended March 31, 2026, from
$235 million in the three months ended March 31, 2025, primarily due to a $188 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were a benefit of $157 million compared to the prior year period. During the three months ended March 31, 2026, Smurfit Westrock invested $624 million in capital expenditures. The Company’s net cash inflow from changes in debt was $517 million, and it paid $237 million of cash dividends to shareholders. See the section entitled “Liquidity and
Capital Resources” below for additional information.
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
Refer to “Results of Operations” and “Segment Information” for information on the impact of foreign currency.

RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended March 31,
	2026	2025
Net sales	$7,712	$7,656
Cost of goods sold	(6,444)	(6,079)
Gross profit	1,268	1,577
Selling, general and administrative expenses	(961)	(973)
Impairment and restructuring costs	(54)	(15)
Transaction and integration-related expenses associated with the Combination	—	(36)
Operating profit	253	553
Interest expense, net	(166)	(167)
Pension and other postretirement non-service income, net	8	9
Other expense, net	(11)	(5)
Income before income taxes	84	390
Income tax expense	(21)	(8)
Net income	63	382
Net loss attributable to noncontrolling interests	2	2
Net income attributable to common shareholders	$65	$384
Results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025
Net Sales
Net sales increased by $56 million, to $7,712 million in the three months ended March 31, 2026, from $7,656 million in the three months ended March 31, 2025. This increase was primarily due to a $316 million net positive foreign currency impact that was largely offset by a $256 million impact of lower volumes.
See “Segment Information” below for more detail on Smurfit Westrock’s segment results.
Cost of Goods Sold
Cost of goods sold increased by $365 million, to $6,444 million in the three months ended March 31, 2026, from $6,079 million in the three months ended March 31, 2025. The increase in cost of goods sold was primarily due to a $277 million net negative foreign currency impact, $74 million of economic downtime, $70 million of accelerated depreciation costs for machine closures, a $65 million impact of adverse weather and $48 million of higher freight costs, partially offset by the impact of lower volumes of $208 million.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased by $12 million, to $961 million in the three months ended March 31, 2026, from $973 million in the three months ended March 31, 2025. The decrease in SG&A expenses was primarily due to lower employee compensation.

Impairment and Restructuring Costs
Impairment and restructuring costs increased by $39 million, to $54 million in the three months ended March 31, 2026, from
$15 million in the three months ended March 31, 2025. In the three months ended March 31, 2026, impairment and restructuring costs consisted of $35 million of impairment charges and $19 million of restructuring costs. In the three months ended March 31, 2025, impairment and restructuring costs consisted of $15 million of restructuring costs. The costs were primarily associated with previously announced facility and machine closures, including asset impairments, severance and other costs.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $— million and $36 million in the three months ended March 31, 2026 and 2025, respectively. In the three months ended March 31, 2025, transaction and integration-related expenses consisted of transaction-related expenses of $2 million and $34 million of integration-related expenses associated with the Combination.
Pension and Other Postretirement Non-Service Income, Net
Pension and other postretirement non-service income, net decreased by $1 million, to income of $8 million in the three months ended
March 31, 2026, from income of $9 million in the three months ended March 31, 2025.
See “Note 11. Retirement Plans and Deferred Compensation Arrangements” of the Condensed Consolidated Financial Statements for
additional information.
Interest Expense, Net
Interest expense, net decreased by $1 million to $166 million in the three months ended March 31, 2026, from $167 million in the three months ended March 31, 2025.
See “Note 7. Interest” of the Condensed Consolidated Financial Statements for additional information.
Other Expense, Net
Other expense, net increased by $6 million to expense of $11 million in the three months ended March 31, 2026, from expense of
$5 million in the three months ended March 31, 2025.
Income Tax Expense
Income tax expense was $21 million in the three months ended March 31, 2026, compared to an income tax expense of $8 million in the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026, was 25.0%, while the effective tax rate for the three months ended March 31, 2025, was 2.1%.
See “Note 10. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

SEGMENT INFORMATION
Smurfit Westrock has identified its three operating segments based on how the CODM makes key operating decisions, allocates resources and assesses performance of the Company’s business. These operating segments are as follows: (i) North America, which includes operations in the U.S., Canada and Mexico, (ii) Europe, MEA and APAC and (iii) LATAM, which includes operations in
Central America and the Caribbean, Argentina, Brazil, Chile, Colombia, Ecuador and Peru. No operating segments have been aggregated for disclosure purposes.
Segment results include items directly attributable to a segment as well as those that can be allocated on a reasonable basis, but exclude certain central costs such as corporate costs, including executive costs, and costs of Smurfit Westrock’s legal, company secretarial, pension administration, tax, treasury and controlling functions and other administrative costs. Segment profitability is measured based on Adjusted EBITDA, defined as income before income taxes, unallocated corporate costs, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income, net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended March 31,
	2026	2025
Net sales (aggregate):(1)
North America	$4,502	$4,669
Europe, MEA and APAC	2,771	2,582
LATAM	540	513

Segment Adjusted EBITDA:
North America	$597	$785
Europe, MEA and APAC	421	389
LATAM	109	115
(1) Net sales before intersegment eliminations
The three months ended March 31, 2026, compared to the three months ended March 31, 2025
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment decreased by $167 million, to $4,502 million in the three months ended March 31, 2026, from $4,669 million in the three months ended March 31, 2025. This decrease was primarily due to lower volumes of $259 million that was partially offset by a net positive foreign currency impact of $51 million and a $41 million impact from a higher selling price mix.
Adjusted EBITDA
Adjusted EBITDA for the North America segment decreased by $188 million, to $597 million in the three months ended March 31,
2026, from $785 million in the three months ended March 31, 2025. This decrease was primarily due to higher costs of $176 million and the impact of lower volumes of $48 million that were partially offset by a higher selling price mix of $41 million. Higher costs of
$176 million were primarily due to economic downtime of $74 million, a $55 million impact of adverse weather, $38 million of higher freight costs and $32 million of higher net energy costs primarily due to lower energy credits than in the prior year period.

Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $189 million, to $2,771 million in the three months ended March 31, 2026, from $2,582 million in the three months ended March 31, 2025. This increase was primarily due to a net positive foreign currency impact of $238 million primarily due to the strengthening of the U.S. dollar against the euro, partially offset by a lower selling price mix of $49 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $32 million, to $421 million in the three months ended
March 31, 2026, from $389 million in the three months ended March 31, 2025. The increase was primarily due to lower costs of $40 million and a net positive foreign currency impact of $44 million that were partly offset by a lower selling price mix impact of $49 million. The $40 million of lower costs was primarily due to $28 million of lower energy costs.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $27 million, to $540 million in the three months ended March 31, 2026, from $513 million in the three months ended March 31, 2025. This increase was primarily due to a net positive foreign currency impact.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment decreased by $6 million, to $109 million in the three months ended March 31, 2026, from
$115 million in the three months ended March 31, 2025. This decrease was primarily due to higher costs of $10 million due to higher raw material and energy costs.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program and committed credit lines. The uncommitted commercial paper program is supported by the $4,500 million revolving loan facility with a separate swingline sub-facility which allows for same-day drawing in U.S. dollar. The revolving credit facility had an original term of five years, with two one-year extension options. In June 2025, the first extension was exercised, extending the maturity date to June
28, 2030. The amount of commercial paper outstanding does not reduce available capacity under the revolving loan facility. The primary uses of this liquidity are to fund Smurfit Westrock’s day-to-day operations, capital expenditures, debt service, dividends and other investment activity, including acquisitions.
As of March 31, 2026, Smurfit Westrock held cash and cash equivalents of $674 million, of which $156 million were held in euro,
$197 million were held in U.S. dollars and $321 million were held in other currencies. At March 31, 2026, the Company had $4,663 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.1 years as of March 31, 2026. Combined with cash and cash equivalents of $674 million, the Company had $5,337 million of available liquidity.
As of March 31, 2026, Smurfit Westrock had $14,255 million of total debt. As of March 31, 2026, the carrying amount of current debt was $980 million. In the three months ended March 31, 2026, total debt increased by $482 million. Excluding changes in carrying value, such as translation adjustments and amortization moves, borrowings increased by $517 million. See “Note 9. Debt” of the
Condensed Consolidated Financial Statements for additional debt-related information.

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
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs may vary from period to period, and were 6% of the Company’s accounts receivable balance at March 31, 2026. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 8. Fair Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the
Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Condensed Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 10-14% of the
Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were
$371 million as of March 31, 2026.
Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 9.
Debt” and “Note 15. Variable Interest Entities” of the Condensed Consolidated Financial Statements for a discussion of the receivables securitization facilities and the amount outstanding under the Company’s vendor financing and commercial card programs.

Cash Flow Activity
The following table contains selected financial information from Smurfit Westrock’s Condensed Consolidated Statements of Cash
Flows for the periods presented ($ in millions):

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$204	$235
Net cash used for investing activities	$(627)	$(476)
Net cash provided by financing activities	$209	$151
Net cash provided by operating activities decreased by $31 million to $204 million in the three months ended March 31, 2026 from
$235 million in the three months ended March 31, 2025, primarily due to a $188 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were a benefit of $157 million compared to the prior year period. The decrease in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of
$63 million in connection with the Company’s accounts receivable monetization agreements in the three months ended March 31,
2026, compared to cash payments of $39 million in the prior year period. See “Note 8. Fair Value Measurement” of the Condensed
Consolidated Financial Statements for additional information.
Net cash used for investing activities of $627 million in the three months ended March 31, 2026 consisted primarily of capital expenditures of $624 million and cash paid for purchase of businesses, net of cash acquired of $18 million that were partially offset by proceeds from sale of property, plant and equipment of $9 million. Net cash used for investing activities of $476 million in the three months ended March 31, 2025 consisted primarily of capital expenditures of $477 million.
Net cash provided by financing activities of $209 million in the three months ended March 31, 2026 consisted primarily of cash inflows from a net increase in debt of $517 million and proceeds from re-issuance of shares from treasury stock of $14 million that were partially offset by outflows from cash dividends paid to shareholders of $237 million and tax paid in connection with shares withheld from employees of $83 million. Net cash provided by financing activities of $151 million in the three months ended
March 31, 2025 consisted of cash inflows from a net increase in debt of $444 million, partially offset by cash outflows from dividends paid to shareholders of $225 million and tax paid in connection with shares withheld from employees of $64 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of March 31, 2026, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2026, Smurfit Westrock did not have any off-balance sheet arrangements.

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
Adjusted EBITDA
Smurfit Westrock uses the non-GAAP financial measure “Adjusted EBITDA” to evaluate its overall performance. The composition of
Adjusted EBITDA is not addressed or prescribed by GAAP. Smurfit Westrock defines Adjusted EBITDA as net income before income tax expense, depreciation, depletion and amortization, interest expense, net, pension and other postretirement non-service income, net, share-based compensation expense, other expense, net, impairment and restructuring costs, transaction and integration-
related expenses associated with the Combination and other specific items that management believes are not indicative of the ongoing operating results of the business.
Management believes that the most directly comparable GAAP measure to Adjusted EBITDA is “Net income”.
Set forth below is a reconciliation of the non-GAAP financial measure Adjusted EBITDA to Net income, the most directly comparable
GAAP measure, for the periods presented ($ in millions).

	Three months ended March 31,
	2026	2025
Net income	$63	$382
Income tax expense	21	8
Depreciation, depletion and amortization	728	603
Impairment and restructuring costs	54	15
Transaction and integration-related expenses associated with the Combination	—	36
Interest expense, net	166	167
Pension and other postretirement non-service income, net	(8)	(9)
Share-based compensation expense	28	43
Other expense, net	11	5
Other adjustments	13	2
Adjusted EBITDA	$1,076	$1,252
See “Note 2. Segment Information” of the Condensed Consolidated Financial Statements for additional information regarding “Other adjustments” in the table above.

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

SUMMARIZED STATEMENT OF OPERATIONS	Three months ended March 31,
2026
Net sales to unrelated parties	$355
Net sales to Non-Obligor Subsidiaries	305
Gross profit	151
Interest expense, net with unrelated parties	(152)
Interest expense, net with Non-Obligor Subsidiaries	(79)
Net income and net income attributable to the Obligor Group	527

SUMMARIZED BALANCE SHEETS	March 31,	December 31,
	2026	2025
ASSETS
Current amounts due from Non-Obligor Subsidiaries	$4,631	$4,571
Other current assets	955	1,207
Total current assets	$5,586	$5,778

Non-current amounts due from Non-Obligor Subsidiaries	$3,330	$3,355
Other non-current assets	932	918
Total non-current assets	$4,262	$4,273

LIABILITIES
Current amounts due to Non-Obligor Subsidiaries	$8,305	$9,130
Other current liabilities	1,039	482
Total current liabilities	$9,344	$9,612

Non-current amounts due to Non-Obligor Subsidiaries	$7,380	$7,447
Other non-current liabilities	11,682	11,823
Total non-current liabilities	$19,062	$19,270

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the three months ended March 31, 2026 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in Smurfit Westrock’s exposure to market risk as identified in Smurfit Westrock’s Annual
Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Smurfit Westrock’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly
Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to provide reasonable assurance that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Anthony Smurfit, President & Group Chief Executive
Officer, and Ken Bowles, Executive Vice President & Group Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures.
Based on this evaluation, Anthony Smurfit, President & Group Chief Executive Officer, and Ken Bowles, Executive Vice President &
Group Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, Smurfit
Westrock’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to “Note 13. Commitments and Contingencies” of the
Condensed Consolidated Financial Statements (included in Part I, Item 1).
Item 1A. Risk Factors
Investing in our ordinary shares involves uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A,
“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or ordinary share price. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of ordinary shares during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2026 – January 31, 2026	—	$—	—	—
February 1, 2026 – February 28, 2026	21,252	51.42	—	—
March 1, 2026 – March 31, 2026	—	—	—	—
Total	21,252		—
(1)  During the three months ended March 31, 2026, 21,252 ordinary shares that would otherwise have been issued to current or former employees who were beneficiaries of the SKG Employee Trust in connection with the vesting and settlement of equity awards granted under the legacy Smurfit Kappa 2018 Deferred Bonus Plan were surrendered to the Company on behalf of such employees. This was done as part of net share settlement to cover applicable taxes, fees and/or duties paid by the
Company or its applicable subsidiary as a consequence of vesting and settlement of such equity awards. The fair market value of ordinary shares that were surrendered by the SKG Employee Trust to the Company for no consideration was equal to the value of applicable taxes, fees and/or duties paid by the Company in respect of such taxes, fees and/or duties. These ordinary shares have been subsequently cancelled.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plan(s)
In the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act)
adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of the Company’s Annual Report on Form 10-K filed on February 27, 2026).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Smurfit Westrock plc

Dated: May 1, 2026		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Group Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: May 1, 2026		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President & Group Chief Financial Officer
(Principal Financial Officer)