Form 10-Q
period 2026-06-30
Smurfit Westrock plc
filed 2026-07-31
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-42161
Smurfit Westrock plc
(Exact name of registrant as specified in its charter)

Ireland	98-1776979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Beech Hill, Clonskeagh, Dublin 4, D04 N2R2, Ireland	N/A
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, the registrant had 524,522,908 ordinary shares, nominal value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended
(the “Exchange Act”)) regarding, among other things, the plans, strategies, outcomes, outlooks and prospects, both business and financial, of Smurfit Westrock, the expected benefits of the completed combination of Smurfit Kappa Group plc (re-registered as
Smurfit Kappa Group Limited) (“Smurfit Kappa”) and WestRock Company (“WestRock”) (the “Combination”) (including, but not limited to, synergies, as well as our scale, geographic reach and product portfolio), our medium-term plan, demand outlook, operating environment and the impact of announced closures and additional economic downtime, and any other statements regarding Smurfit
Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events, outlook or performance.
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
the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure; evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S.
or other administrations; legal proceedings instituted against the Company; actions by third parties, including government agencies;

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
The Company’s forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the date they are made. Neither the Company nor any of its associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any such forward-looking statements will actually occur. You are cautioned not to place undue reliance on these forward-looking statements. Other than in accordance with its legal or regulatory obligations, the Company is under no obligation, and the Company expressly disclaims any intention or obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$8,031	$7,940	$15,743	$15,596
Cost of goods sold	(6,632)	(6,425)	(13,076)	(12,504)
Gross profit	1,399	1,515	2,667	3,092
Selling, general and administrative expenses	(970)	(963)	(1,931)	(1,936)
Impairment and restructuring costs	(119)	(280)	(173)	(295)
Transaction and integration-related expenses associated with the Combination	(1)	(21)	(1)	(57)
Operating profit	309	251	562	804
Interest expense, net	(179)	(182)	(345)	(349)
Pension and other postretirement non-service income, net	10	7	18	16
Other expense, net	(12)	(18)	(23)	(23)
Income before income taxes	128	58	212	448
Income tax expense	(40)	(84)	(61)	(92)
Net income (loss)	88	(26)	151	356
Net loss (income) attributable to noncontrolling interests	1	(2)	3	—
Net income (loss) attributable to common shareholders	$89	$(28)	$154	$356

Basic earnings (loss) per share attributable to common shareholders	$0.17	$(0.05)	$0.29	$0.68

Diluted earnings (loss) per share attributable to common shareholders	$0.17	$(0.05)	$0.29	$0.68

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$88	$(26)	$151	$356
Other comprehensive income, net of tax:
Foreign currency translation gain	93	712	19	1,090
Defined benefit pension and other postretirement benefit plans	10	(56)	30	(70)
Net loss on cash flow hedges	(1)	(5)	—	(2)
Other comprehensive income, net of tax	102	651	49	1,018
Comprehensive income	190	625	200	1,374
Comprehensive loss (income) attributable to noncontrolling interests	1	(2)	3	—
Comprehensive income attributable to common shareholders	$191	$623	$203	$1,374

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $1 million and $3 million at June 30, 2026 and December 31, 2025, respectively)	$677	$892
Accounts receivable, net (amounts related to consolidated variable interest entities of $860 million and $876 million at June 30, 2026 and December 31, 2025, respectively)	4,922	4,268
Inventories	3,612	3,693
Other current assets	1,607	1,586
Total current assets	10,818	10,439
Property, plant and equipment, net	22,672	23,232
Goodwill	7,175	7,218
Intangibles, net	1,021	1,059
Prepaid pension asset	677	616
Other non-current assets (amounts related to consolidated variable interest entities of $394 million and $393 million at June 30, 2026 and December 31, 2025, respectively)	2,838	2,593
Total assets	$45,201	$45,157

Liabilities and Equity
Current liabilities:
Accounts payable	$3,467	$3,597
Accrued expenses	651	601
Accrued compensation and benefits	820	997
Current portion of debt	931	346
Other current liabilities	1,607	1,523
Total current liabilities	7,476	7,064
Non-current debt due after one year (amounts related to consolidated variable interest entities of $366 million and $376 million at June 30, 2026 and December 31, 2025, respectively)	13,233	13,427
Deferred tax liabilities	3,365	3,297
Pension liabilities and other postretirement benefits, net of current portion	672	697
Other non-current liabilities (amounts related to consolidated variable interest entities of $336 million and $335 million at June 30, 2026 and December 31, 2025, respectively)	2,395	2,318
Total liabilities	27,141	26,803
Commitments and Contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock, $0.001 par value; 9,500,000,000 shares authorized; 524,522,908 and 522,310,486 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost; 706,129 and 1,449,320 common stock at June 30, 2026, and December 31, 2025, respectively	(34)	(64)
Capital in excess of par value	16,125	16,083
Accumulated other comprehensive loss	(299)	(348)
Retained earnings	2,243	2,655
Total shareholders’ equity	18,036	18,327
Noncontrolling interests	24	27
Total equity	18,060	18,354
Total liabilities and equity	$45,201	$45,157
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income	$151	$356
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,406	1,216
Impairment of assets	107	184
Cash surrender value increase in excess of premiums paid	(25)	(20)
Share-based compensation expense	55	79
Deferred income tax benefit	(105)	(127)
Pension and other postretirement funding more than cost	(59)	(59)
Other	(1)	6
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(666)	(434)
Inventories	73	(55)
Other assets	24	(47)
Accounts payable	95	(35)
Income taxes	(49)	9
Accrued liabilities and other	(37)	(9)
Net cash provided by operating activities	969	1,064
Investing activities:
Capital expenditures	(1,089)	(999)
Cash paid for purchase of businesses, net of cash acquired	(19)	(5)
Proceeds from corporate owned life insurance	11	3
Proceeds from sale of property, plant and equipment	19	—
Other	3	5
Net cash used for investing activities	(1,075)	(996)
Financing activities:
Additions to debt	48	498
Repayments of debt	(48)	(121)
Debt issuance costs	(4)	(6)
Changes in commercial paper, net	446	(18)
Other debt additions (repayments), net	20	(18)
Repayments of finance lease liabilities	(27)	(23)
Proceeds from re-issuance of shares from treasury stock	14	—
Tax paid in connection with shares withheld from employees	(85)	(67)
Cash dividends paid to shareholders	(474)	(450)
Other	1	1
Net cash used for financing activities	(109)	(204)
Effect of exchange rate changes on cash and cash equivalents	—	59
Decrease in cash and cash equivalents	(215)	(77)
Cash and cash equivalents at beginning of period	892	855
Cash and cash equivalents at end of period	$677	$778
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at March 31, 2026	524	$1	$16,095	$(34)	$2,397	$(401)	$18,058	$25	$18,083
Net income	—	—	—	—	89	—	89	(1)	88
Other comprehensive income, net of tax	—	—	—	—	—	102	102	—	102
Share-based compensation	—	—	26	—	—	—	26	—	26
Issuance of common stock net of tax paid in connection with shares withheld from employees	1	—	—	—	(2)	—	(2)	—	(2)
Dividends declared ($0.45 per share)(1)	—	—	4	—	(241)	—	(237)	—	(237)
Balance at June 30, 2026	525	$1	$16,125	$(34)	$2,243	$(299)	$18,036	$24	$18,060

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at March 31, 2025	522	$1	$15,977	$(65)	$3,030	$(1,079)	$17,864	$25	$17,889
Net loss	—	—	—	—	(28)	—	(28)	2	(26)
Other comprehensive income, net of tax	—	—	—	—	—	651	651	—	651
Share-based compensation	—	—	38	—	—	—	38	—	38
Issuance of common stock net of tax paid in connection with shares withheld from employees	—	—	—	—	(3)	—	(3)	—	(3)
Dividends declared ($0.43 per share)(1)	—	—	3	—	(228)	—	(225)	—	(225)
Balance at June 30, 2025	522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at December 31, 2025	522	$1	$16,083	$(64)	$2,655	$(348)	$18,327	$27	$18,354
Net income	—	—	—	—	154	—	154	(3)	151
Other comprehensive income, net of tax	—	—	—	—	—	49	49	—	49
Share-based compensation	—	—	50	—	—	—	50	—	50
Shares distributed by Smurfit Kappa Employee Trust, net of tax paid in connection with shares withheld from employees	—	—	(18)	18	(15)	—	(15)	—	(15)
Re-issuance of shares by Smurfit Kappa Employee Trust	—	—	3	11	—	—	14	—	14
Issuance of common stock net of tax paid in connection with shares withheld from employees	3	—	1	—	(70)	—	(69)	—	(69)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	1	(1)	—	—	—	—
Dividends declared ($0.90 per share)(1)	—	—	6	—	(480)	—	(474)	—	(474)
Balance at June 30, 2026	525	$1	$16,125	$(34)	$2,243	$(299)	$18,036	$24	$18,060
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income	—	—	—	—	356	—	356	—	356
Other comprehensive income, net of tax	—	—	—	—	—	1,018	1,018	—	1,018
Share-based compensation	—	—	79	—	—	—	79	—	79
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	1	—	(67)	—	(66)	—	(66)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($0.86 per share)(1)	—	—	7	—	(457)	—	(450)	—	(450)
Balance at June 30, 2025	522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
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
Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2025 Consolidated Financial
Statements. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full year.
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
1.4.  New Accounting Standards Recently Adopted
During the six months ended June 30, 2026 there were no newly issued or newly applicable accounting pronouncements adopted that had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
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

Three months ended June 30, 2026	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,656	$2,816	$559	$8,031
Add net sales (intersegment)	87	10	—	97
Net sales (aggregate)	4,743	2,826	559	8,128

Less segment expenses:
Segment cost of goods sold	(3,596)	(2,114)	(388)
Segment selling, general and administrative expenses	(443)	(332)	(47)
	(4,039)	(2,446)	(435)	(6,920)
Segment Adjusted EBITDA	$704	$380	$124	$1,208
Unallocated corporate costs				(68)
Depreciation, depletion and amortization				(678)
Impairment and restructuring costs				(119)
Transaction and integration-related expenses associated with the Combination				(1)
Interest expense, net				(179)
Pension and other postretirement non-service income, net				10
Share-based compensation expense				(27)
Other expense, net				(12)
Other adjustments				(6)
Income before income taxes				$128
Other adjustments in the table above include losses at closed facilities of $6 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Three months ended June 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,652	$2,773	$515	$7,940
Add net sales (intersegment)	103	5	3	111
Net sales (aggregate)	4,755	2,778	518	8,051

Less segment expenses:
Segment cost of goods sold	(3,527)	(2,072)	(357)
Segment selling, general and administrative expenses	(476)	(334)	(38)
	(4,003)	(2,406)	(395)	(6,804)
Segment Adjusted EBITDA	$752	$372	$123	$1,247
Unallocated corporate costs				(34)
Depreciation, depletion and amortization				(613)
Impairment and restructuring costs				(280)
Transaction and integration-related expenses associated with the Combination				(21)
Interest expense, net				(182)
Pension and other postretirement non-service income, net				7
Share-based compensation expense				(36)
Other expense, net				(18)
Other adjustments				(12)
Income before income taxes				$58
Other adjustments in the table above include losses at closed facilities of $12 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Six months ended June 30, 2026	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$9,063	$5,581	$1,099	$15,743
Add net sales (intersegment)	182	16	—	198
Net sales (aggregate)	9,245	5,597	1,099	15,941

Less segment expenses:
Segment cost of goods sold	(7,055)	(4,142)	(763)
Segment selling, general and administrative expenses	(889)	(654)	(103)
	(7,944)	(4,796)	(866)	(13,606)
Segment Adjusted EBITDA	$1,301	$801	$233	$2,335
Unallocated corporate costs				(119)
Depreciation, depletion and amortization				(1,406)
Impairment and restructuring costs				(173)
Transaction and integration-related expenses associated with the Combination				(1)
Interest expense, net				(345)
Pension and other postretirement non-service income, net				18
Share-based compensation expense				(55)
Other expense, net				(23)
Other adjustments				(19)
Income before income taxes				$212
Other adjustments in the table above include losses at closed facilities of $19 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Six months ended June 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$9,230	$5,349	$1,017	$15,596
Add net sales (intersegment)	194	11	14	219
Net sales (aggregate)	9,424	5,360	1,031	15,815

Less segment expenses:
Segment cost of goods sold	(6,914)	(3,974)	(704)
Segment selling, general and administrative expenses	(973)	(625)	(89)
	(7,887)	(4,599)	(793)	(13,279)
Segment Adjusted EBITDA	$1,537	$761	$238	$2,536
Unallocated corporate costs				(71)
Depreciation, depletion and amortization				(1,216)
Impairment and restructuring costs				(295)
Transaction and integration-related expenses associated with the Combination				(57)
Interest expense, net				(349)
Pension and other postretirement non-service income, net				16
Share-based compensation expense				(79)
Other expense, net				(23)
Other adjustments				(14)
Income before income taxes				$448
Other adjustments in the table above include losses at closed facilities of $14 million.

	Six months ended June 30,
	2026	2025
Capital expenditures:
North America	$571	$580
Europe, MEA and APAC	397	315
LATAM	98	90
Total per reportable segments	$1,066	$985
Corporate	23	14
Total capital expenditures	$1,089	$999

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Revenue Recognition
Disaggregated Revenue
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three and six months ended June 30, 2026 and 2025. Net sales are attributed to segments based on the location of production.

	Three months ended June 30, 2026
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,156	$386	$43	$1,585
Packaging	3,500	2,430	516	6,446
Total	$4,656	$2,816	$559	$8,031

	Three months ended June 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,092	$374	$50	$1,516
Packaging	3,560	2,399	465	6,424
Total	$4,652	$2,773	$515	$7,940

	Six months ended June 30, 2026
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$2,235	$776	$86	$3,097
Packaging	6,828	4,805	1,013	12,646
Total	$9,063	$5,581	$1,099	$15,743

	Six months ended June 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$2,218	$784	$96	$3,098
Packaging	7,012	4,565	921	12,498
Total	$9,230	$5,349	$1,017	$15,596
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
On the Condensed Consolidated Balance Sheets, contract assets reported within “Other current assets” were $177 million and
$170 million at June 30, 2026 and December 31, 2025, respectively, and contract liabilities reported within “Other current liabilities”
were $13 million and $6 million at June 30, 2026 and December 31, 2025, respectively.
4.  Impairment and Restructuring Costs
During 2026, the Company implemented a number of restructuring actions focused on reducing costs and prioritizing capital allocation to enhance future performance, including certain facility and asset rationalizations. These actions are not individually material.
During 2025, the Company implemented a number of restructuring actions, including the April 2025 announcement of (i) the permanent closure of the coated recycled board mill in St. Paul, Minnesota, U.S., (ii) discontinued production at our containerboard mill in Forney, Texas, U.S., and (iii) the closure of two converting facilities in Germany (the “April 2025 Announced Closures”).
The components of impairment and restructuring costs are as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment charges	$72	$184	$107	$184
Restructuring costs	47	96	66	111
Impairment and restructuring costs	$119	$280	$173	$295
Impairment Charges
The components of impairment charges for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment of property, plant and equipment	$57	$167	$77	$167
Impairment of other assets	15	17	30	17
Total impairment charges	$72	$184	$107	$184
These impairment charges are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.
In the three and six months ended June 30, 2026, the Company recorded asset impairment charges of $72 million and $107 million, respectively. The largest charges related to closing and consolidating paper mill capacity in Europe, MEA and APAC.
In the three and six months ended June 30, 2025, the Company recorded $184 million of asset impairment charges primarily related to the April 2025 Announced Closures.
The fair value of the property, plant and equipment assets was determined based on their estimated selling price in an orderly transaction between market participants at the measurement date.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The segmental split of the impairment charges recognized for property, plant and equipment for the three and six months ended
June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America	$3	$156	$23	$156
Europe, MEA and APAC	54	11	54	11
Total impairment charges recognized for property, plant and equipment	$57	$167	$77	$167
Restructuring Costs
The segmental split of the restructuring costs shown in the table above for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America	$17	$43	$36	$54
Europe, MEA and APAC	31	50	31	54
LATAM	(1)	3	(1)	3
Total restructuring costs	$47	$96	$66	$111
The table below sets forth restructuring costs by type incurred:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Severance charges	$33	$62	$43	$71
Other costs	14	34	23	40
Total restructuring costs	$47	$96	$66	$111
These restructuring costs are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.
As of June 30, 2026, the Company expects any future additional charges related to restructuring initiatives implemented through that date to be immaterial.
As of June 30, 2026 and December 31, 2025, the Company had accrued liabilities of $76 million and $78 million, respectively, related to severance charges and other costs associated with the restructuring initiatives. These are included in "Other current liabilities" in the
Company's Condensed Consolidated Balance Sheets.
The remaining obligations as at June 30, 2026 are expected to be paid within 12 months of the reporting date.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
5.  Accounts Receivable, net
Accounts receivable consists of the following:

	June 30,	December 31,
	2026	2025
Gross accounts receivable	$5,130	$4,506
Less: Allowances	(208)	(238)
Accounts receivable	$4,922	$4,268
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
6.  Inventories
Inventories are as follows:

	June 30,	December 31,
	2026	2025
Finished goods	$1,306	$1,432
Work-in-progress	223	192
Raw materials	1,251	1,287
Consumables and spare parts	832	782
Inventories	$3,612	$3,693
7.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	June 30,	December 31,
	2026	2025
Land and buildings	$6,041	$5,939
Plant and equipment	25,793	25,118
Construction-in-progress	1,490	1,705
Finance lease right-of-use assets	490	472
Property, plant and equipment at cost, excluding forestlands	33,814	33,234
Less: Accumulated depreciation and impairment	(11,465)	(10,295)
Property, plant and equipment, net, excluding forestlands	22,349	22,939
Forestlands, net of depletion	323	293
Property, plant and equipment, net	$22,672	$23,232
Depreciation and depletion expense for the three months ended June 30, 2026 and 2025 was $639 million, and $575 million, respectively, and for six months ended June 30, 2026 and 2025, was $1,329 million and $1,144 million, respectively. This is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Depreciation and depletion expense for the three and six months ended June 30, 2026 includes $1 million and
$71 million, respectively, of accelerated depreciation related to machine closures (three and six months ended June 30, 2025:
$— million).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Non-cash additions to property, plant and equipment included within accounts payable were $296 million and $518 million at June 30,
2026 and December 31, 2025, respectively.
8.  Interest
The components of interest expense, net are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$(208)	$(208)	$(406)	$(403)
Interest income	29	26	61	54
Interest expense, net	$(179)	$(182)	$(345)	$(349)
Total cash paid for interest, net of interest received was $265 million and $283 million for the six months ended June 30, 2026 and
2025, respectively. Of this, capitalized interest paid was $5 million and $16 million for the six months ended June 30, 2026 and 2025, respectively.
9.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	June 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,413	$11,401	$11,492	$11,616
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
Accounts Receivable Monetization Agreements
The following table presents a summary of the accounts receivable monetization agreements for the six months ended June 30, 2026 and June 30, 2025:

	Six months ended June 30,
	2026	2025
Receivable from financial institutions at January 1	$—	$—
Receivables sold to the financial institutions and derecognized	(1,123)	(1,323)
Receivables collected by financial institutions	1,146	1,335
Cash payments to financial institutions	(23)	(12)
Receivable from financial institutions at June 30	$—	$—
Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were $636 million and $659 million at June 30, 2026 and December 31, 2025, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables for the three months ended June 30, 2026 and 2025 was $7 million and $10 million respectively, and for the six months ended June 30, 2026 and 2025, was $15 million and $20 million, respectively. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.
10.  Debt
The following were individual components of debt:

	June 30,	December 31,
	2026	2025
$600 million senior notes due 2028	$600	$600
$500 million senior notes due 2028	500	500
$750 million senior notes due 2029	750	750
€500 million senior green notes due 2029	571	587
€230 million receivables securitization due 2029	251	257
€100 million receivables securitization due 2029	114	117
$400 million senior notes due 2030	400	400
$750 million senior green notes due 2030	750	750
$300 million senior notes due 2031	300	300
$600 million receivables securitization due 2031	550	550
€500 million senior green notes due 2031	571	587
$500 million senior notes due 2032	500	500
$76 million senior notes due 2032	76	76
€600 million senior green notes due 2032	685	704
$600 million senior notes due 2033	600	600
€500 million senior green notes due 2033	571	587
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
$800 million senior green notes due 2036	800	800
€600 million senior green notes due 2036	685	704
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	150	150
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	601	155
Vendor financing and commercial card programs	107	99
Farm credit facility	600	600
Other bank loans	122	93
Finance lease obligations	543	548
Total debt, excluding fair value adjustments, bond discounts and debt issuance costs	14,250	13,867
Unamortized fair value adjustments, bond discounts and debt issuance costs	(86)	(94)
Total debt	14,164	13,773
Less: Current portion of debt	(931)	(346)
Non-current debt due after one year	$13,233	$13,427

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
In June 2026, we exercised the second one-year extension option under our $4,500 million revolving credit facility, extending the maturity date to June 2031. At June 30, 2026 there were no amounts drawn under the revolving credit facility. There were no new issuances or redemptions during the period in relation to the senior notes.
At June 30, 2026, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
Receivables Securitization Facilities
We have three trade receivables securitization programs. For the size, terms and maturities attached to these programs, refer to the narrative included in “Note 15. Debt” of the 2025 Consolidated Financial Statements.
As of June 30, 2026, the gross amount of receivables collateralizing the euro-denominated trade receivables programs was
€757 million (December 31, 2025: €749 million). At June 30, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $12 million (December 31, 2025: $13 million).
As of June 30, 2026, the gross amount of receivables collateralizing the U.S. dollar-denominated trade receivables program was
$1,173 million (December 31, 2025: $1,043 million). At June 30, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $50 million (December 31, 2025: $47 million). In June 2026, we amended and extended the U.S.
dollar-denominated trade receivables program, reducing the facility size from $700 million to $600 million and extending the maturity date to June 2031.
11.  Income Taxes
The effective tax rate for the three and six months ended June 30, 2026 was 31.3% and 28.8%, respectively.
For the three months ended June 30, 2026, the effective tax rate was primarily impacted by (i) the increase of $6 million of accrued interest and penalties associated with the unrecognized tax benefits, (ii) the geographical mix of where earnings are generated, (iii)
losses during the period that have not been recognized due to uncertainty regarding their future realization, and (iv) certain non-
deductible expenses and other non-recurring items.
For the six months ended June 30, 2026, the effective tax rate was primarily impacted by (i) the tax benefit associated with the release of $7 million of unrecognized tax benefits, (ii) the increase of $12 million of accrued interest and penalties associated with the unrecognized tax benefits, (iii) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $11 million, (iv)
the geographical mix of where earnings are generated, (v) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (vi) certain non-deductible expenses and other non-recurring items.
The effective tax rate for the three and six months ended June 30, 2025 was 144.8% and 20.5%, respectively. For the three months ended June 30, 2025, the effective tax rate was primarily impacted by (i) tax expense associated with an increase in unrecognized tax benefits of $13 million (ii) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (iii) certain non-deductible expenses and other non-recurring items. For the six months ended June 30, 2025, the effective tax rate was primarily impacted by (i) the tax benefit associated with the resolution of $72 million of unrecognized tax benefits (due to the lapse of the statute of limitations), along with the release of $24 million of accrued interest and penalties associated with the unrecognized tax benefits, (ii) tax expense associated with an increase in unrecognized tax benefits of $13 million, (iii) losses during the period that have not been recognized due to uncertainty regarding their future realization, (iv) the geographical mix of where earnings are generated, and (v) certain non-deductible expenses and other non-recurring items.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
During the six months ended June 30, 2026 and June 30, 2025, cash paid for income taxes, net of refunds, was $215 million and
$210 million, respectively.
12.  Retirement Plans and Deferred Compensation Arrangements
The net periodic benefit (income) cost recognized in the Condensed Consolidated Statements of Operations includes the following:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three months ended June 30,				Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$5	$5	$9	$9	$10	$10	$18	$18
Interest cost	51	52	39	36	101	104	78	70
Expected return on assets	(72)	(68)	(37)	(37)	(143)	(136)	(74)	(72)
Amortization of:
Net actuarial loss	—	—	8	8	—	—	17	16
Prior service credit	—	—	—	—	—	—	—	(1)
Curtailment gain	—	—	(1)	—	—	—	(1)	—
Settlement loss	—	—	1	—	—	—	1	—
Net periodic benefit (income) cost	$(16)	$(11)	$19	$16	$(32)	$(22)	$39	$31
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
Deferred Compensation Arrangements
We have financial assets related to supplemental retirement savings plans (“Supplemental Plans”) that are carried at cash surrender value. These Supplemental Plans are non-qualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $222 million and $170 million, respectively, as of June 30, 2026 (December 31, 2025:
$203 million and $158 million, respectively).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
13.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$89	$(28)	$154	$356

Denominator:
Basic weighted average shares outstanding	524	522	523	521
Effect of dilutive share options	2	—	3	4
Diluted weighted average shares outstanding	526	522	526	525

Basic earnings (loss) per share attributable to common shareholders	$0.17	$(0.05)	$0.29	$0.68

Diluted earnings (loss) per share attributable to common shareholders	$0.17	$(0.05)	$0.29	$0.68
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.
The following weighted average share-based compensation awards were not included in computing diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Performance stock units	—	1	—	—
Restricted stock units	—	6	—	—
Total antidilutive shares	—	7	—	—
14.  Commitments and Contingencies
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
We assert that we have no liability in these matters. The total amount in dispute in the two cases before CARF and in the annulment actions relating to the claimed tax deficiency was R$810 million ($156 million) as of June 30, 2026, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of June 30, 2026, there were approximately 825 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of June 30,
2026, the Company had estimated liabilities in respect of these matters of $83 million and estimated insurance recoveries of
$53 million.
Environmental Contingencies
The Company is subject to a variety of environmental laws and regulations.
The Company has recorded aggregate accruals of $66 million and $67 million on an undiscounted basis at June 30, 2026 and
December 31, 2025, respectively. The accruals primarily relate to environmental matters, including cleanup, investigation and remediation obligations arising in connection with some of our current or former facilities, as well as third-party owned sites.
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
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million and reimbursed the Company for this amount in 2024. Smurfit Kappa Italia appealed the amount of this reduction and on April 22, 2026, the Council of State directed the AGCM to further reduce the fine by approximately
$16 million, plus interest. On July 29, 2026, the AGCM confirmed the amount of this reduction.
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
15.  Supplier Finance Program Obligations
The outstanding payment obligations to financial institutions under supplier finance programs were $394 million and $361 million as of June 30, 2026 and December 31, 2025, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
16.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The carrying values of the restricted asset and limited recourse liability as of June 30, 2026 ($860 million and $365 million, respectively) and as of December 31, 2025
($874 million and $374 million, respectively) approximate their fair values due to the short-term nature of the securitized assets and the floating rates of the liabilities.
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. The carrying values of the restricted asset and non-recourse liability as of June 30, 2026 ($393 million and $336 million, respectively) and as of December 31, 2025
($391 million and $335 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
For the details of the structure, purpose, legal terms and conclusions as to the primary beneficiary of these Variable Interest Entities
(“VIEs”), refer to “Note 22. Variable Interest Entities” of the 2025 Consolidated Financial Statements.
The carrying amounts of the assets and liabilities of VIEs reported within the Condensed Consolidated Balance Sheets are set out in
the following table:

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1	$3
Accounts receivable	860	876
Inventories	—	1
Other current assets	4	4
Non-current assets:
Property, plant and equipment, net	61	60
Other non-current assets	394	393
Total assets	$1,320	$1,337

Liabilities
Current liabilities:
Accounts payable	$1	$1
Current portion of debt	1	1
Other current liabilities	5	7
Non-current liabilities:
Non-current debt due after one year	366	376
Other non-current liabilities	336	335
Total liabilities	$709	$720

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
17.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended June 30,
2026 and 2025:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total(2)
Balance at March 31, 2025	$1,306	$13	$511	$(751)	$1,079
Other comprehensive (income) loss	(712)	5	56	—	(651)
Balance at June 30, 2025	$594	$18	$567	$(751)	$428

Balance at March 31, 2026	$539	$16	$597	$(751)	$401
Other comprehensive (income) loss	(93)	1	(10)	—	(102)
Balance at June 30, 2026	$446	$17	$587	$(751)	$299
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interests.
The tables below summarize the changes in accumulated other comprehensive loss by component for the six months ended June 30,
2026 and 2025:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total(2)
Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(1,090)	2	70	—	(1,018)
Balance at June 30, 2025	$594	$18	$567	$(751)	$428

Balance at December 31, 2025	$465	$17	$617	$(751)	$348
Other comprehensive (income) loss	(19)	—	(30)	—	(49)
Balance at June 30, 2026	$446	$17	$587	$(751)	$299
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interests.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
A summary of the components of other comprehensive income, including noncontrolling interests, for the three months ended June 30,
2026, and 2025, is as follows:

	Three months ended June 30,
	2026			2025
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$93	$—	$93	$712	$—	$712
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	8	(2)	6	(14)	4	(10)
Amortization and settlement recognition of net actuarial loss	7	(2)	5	8	(4)	4
Prior service cost arising during period	—	—	—	(5)	1	(4)
Foreign currency loss - pensions	(1)	—	(1)	(46)	—	(46)
Changes in fair value of cash flow hedges	(1)	—	(1)	(5)	—	(5)
Consolidated other comprehensive income	106	(4)	102	650	1	651
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income attributable to common shareholders	$106	$(4)	$102	$650	$1	$651
A summary of the components of other comprehensive income, including noncontrolling interests, for the six months ended June 30,
2026, and 2025, is as follows:

	Six months ended June 30,
	2026			2025
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$19	$—	$19	$1,090	$—	$1,090
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	8	(2)	6	(14)	4	(10)
Amortization and settlement recognition of net actuarial loss	16	(4)	12	16	(3)	13
Prior service cost arising during period	—	—	—	(5)	1	(4)
Amortization of prior service credit	—	—	—	(1)	—	(1)
Foreign currency gain (loss) - pensions	12	—	12	(68)	—	(68)
Changes in fair value of cash flow hedges	—	—	—	(2)	—	(2)
Consolidated other comprehensive income	55	(6)	49	1,016	2	1,018
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income attributable to common shareholders	$55	$(6)	$49	$1,016	$2	$1,018
18.  Subsequent Events
Dividend Approval
On July 29, 2026, the Company announced that its Board of Directors approved a quarterly dividend of $0.4523 per share on its ordinary shares. The quarterly dividend of $0.4523 per ordinary share is payable on September 10, 2026 to shareholders of record at the close of business on August 14, 2026.

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
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $91 million, to $8,031 million in the three months ended June 30, 2026, from
$7,940 million in the three months ended June 30, 2025. The increase was primarily due to a net positive foreign currency impact that was partially offset by a lower selling price mix. Smurfit Westrock’s net sales increased by $147 million, to $15,743 million in the six months ended June 30, 2026, from $15,596 million in the six months ended June 30, 2025. The increase was primarily due to a net positive foreign currency impact that was largely offset by a negative volume impact and a lower selling price mix.
Net income (loss) attributable to common shareholders increased by $117 million in the three months ended June 30, 2026 and decreased by $202 million in the six months ended June 30, 2026. In addition to the increase in net sales, net income (loss)
attributable to common shareholders in the three months ended June 30, 2026 was primarily impacted by lower impairment and restructuring costs, decreased raw material costs, lower downtime and lower transaction and integration-related expenses associated with the Combination that were partially offset by an increase in freight costs, higher depreciation, depletion and amortization expense and increased energy costs compared to the prior year quarter. Net income (loss) attributable to common shareholders decreased by $202 million in the six months ended June 30, 2026 was primarily impacted by higher cost of goods sold, including increased freight costs, higher depreciation, depletion and amortization expense, higher downtime and increased energy costs, as well as the impact of accelerated depreciation for machine closures and adverse weather incurred in the first quarter of 2026, partially offset by the increase in net sales. These increases were partially offset by lower impairment and restructuring costs, decreased raw material costs and lower transaction and integration-related expenses associated with the Combination compared to the prior year period.
Net cash provided by operating activities decreased by $95 million, to $969 million in the six months ended June 30, 2026, from
$1,064 million in the six months ended June 30, 2025, primarily due to a $106 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were a benefit of $11 million compared to the prior year period. During the six months ended June 30, 2026, Smurfit Westrock invested $1,089 million in capital expenditures. The Company’s net cash inflow from changes in debt was $439 million, and it paid $474 million of cash dividends to shareholders. See the section entitled “Liquidity and
Capital Resources” below for additional information.

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
Refer to “Results of Operations” and “Segment Information” for information on the impact of foreign currency.
RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$8,031	$7,940	$15,743	$15,596
Cost of goods sold	(6,632)	(6,425)	(13,076)	(12,504)
Gross profit	1,399	1,515	2,667	3,092
Selling, general and administrative expenses	(970)	(963)	(1,931)	(1,936)
Impairment and restructuring costs	(119)	(280)	(173)	(295)
Transaction and integration-related expenses associated with the Combination	(1)	(21)	(1)	(57)
Operating profit	309	251	562	804
Interest expense, net	(179)	(182)	(345)	(349)
Pension and other postretirement non-service income, net	10	7	18	16
Other expense, net	(12)	(18)	(23)	(23)
Income before income taxes	128	58	212	448
Income tax expense	(40)	(84)	(61)	(92)
Net income (loss)	88	(26)	151	356
Net loss (income) attributable to noncontrolling interests	1	(2)	3	—
Net income (loss) attributable to common shareholders	$89	$(28)	$154	$356
Results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
Net Sales
Net sales increased by $91 million, to $8,031 million in the three months ended June 30, 2026, from $7,940 million in the three months ended June 30, 2025. This increase was primarily due to a $146 million net positive foreign currency impact that was partially offset by a lower selling price mix of $60 million.
Net sales increased by $147 million, to $15,743 million in the six months ended June 30, 2026, from $15,596 million in the six months ended June 30, 2025. This increase was primarily due to a $462 million net positive foreign currency impact that was partially offset by a $258 million impact of lower volumes and a lower selling price mix of $67 million.
See “Segment Information” below for more detail on Smurfit Westrock’s segment results.

Cost of Goods Sold
Cost of goods sold increased by $207 million, to $6,632 million in the three months ended June 30, 2026, from $6,425 million in the three months ended June 30, 2025. This increase in cost of goods sold was primarily due to a $102 million net negative foreign currency impact, $90 million of higher freight costs and $47 million higher depreciation, depletion and amortization expense and $22 million higher energy costs, partially offset by the impact of a $71 million decrease in raw material costs, $26 million of lower downtime.
Cost of goods sold increased by $572 million, to $13,076 million in the six months ended June 30, 2026, from $12,504 million in the six months ended June 30, 2025. The increase in cost of goods sold was primarily due to a $379 million net negative foreign currency impact, $138 million of higher freight costs, $78 million higher depreciation, depletion and amortization expense, $71 million of accelerated depreciation costs for machine closures, $65 million impact of adverse weather, $48 million of higher downtime and $31 million of higher energy costs, partially offset by lower volumes of $234 million and the impact of a $43 million decrease in raw material costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased by $7 million, to $970 million in the three months ended June 30, 2026, from $963 million in the three months ended June 30, 2025.
SG&A expenses decreased by $5 million, to $1,931 million in the six months ended June 30, 2026, from $1,936 million in the six months ended June 30, 2025.
Impairment and Restructuring Costs
Impairment and restructuring costs decreased by $161 million, to $119 million in the three months ended June 30, 2026, from $280 million in the three months ended June 30, 2025. In the three months ended June 30, 2026, impairment and restructuring costs consisted of $72 million of impairment charges and $47 million of restructuring costs. In the three months ended June 30, 2025, impairment and restructuring costs consisted of $184 million of impairment charges and $96 million of restructuring costs. The higher impairment and restructuring costs in the three months ended June 30, 2025 were primarily associated with the April 2025
Announced Closures.
Impairment and restructuring costs decreased by $122 million, to $173 million in the six months ended June 30, 2026, from
$295 million in the six months ended June 30, 2025. In the six months ended June 30, 2026, impairment and restructuring costs consisted of $107 million of impairment charges and $66 million of restructuring costs. In the six months ended June 30, 2025, impairment and restructuring costs consisted of $184 million of impairment charges and $111 million of restructuring costs.
See “Note 4. Impairment and Restructuring Costs” for additional information.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $1 million and $21 million in the three months ended June 30, 2026 and 2025, respectively. In the three months ended June 30, 2025, transaction and integration-
related expenses consisted primarily of $23 million of integration-related expenses associated with the Combination.
The Company incurred transaction and integration-related expenses associated with the Combination of $1 million and $57 million in the six months ended June 30, 2026 and 2025, respectively. In the six months ended June 30, 2025, transaction and integration-related expenses consisted of $57 million of integration-related expenses associated with the Combination.
Interest Expense, Net
Interest expense, net decreased by $3 million to $179 million in the three months ended June 30, 2026, from $182 million in the three months ended June 30, 2025.

Interest expense, net decreased by $4 million to $345 million in the six months ended June 30, 2026, from $349 million in the six months ended June 30, 2025.
See “Note 8. Interest” of the Condensed Consolidated Financial Statements for additional information.
Pension and Other Postretirement Non-Service Income, Net
Pension and other postretirement non-service income, net increased by $3 million with income of $10 million in the three months ended June 30, 2026 and income of $7 million in the three months ended June 30, 2025.
Pension and other postretirement non-service income, net increased by $2 million, to income of $18 million in the six months ended
June 30, 2026, from income of $16 million in the six months ended June 30, 2025.
See “Note 12. Retirement Plans and Deferred Compensation Arrangements” of the Condensed Consolidated Financial Statements for
additional information.
Other Expense, Net
Other expense, net decreased by $6 million to expense of $12 million in the three months ended June 30, 2026, from expense of $18 million in the three months ended June 30, 2025.
Other expense, net was unchanged at $23 million for the six months ended June 30, 2026 compared with $23 million for the six months ended June 30, 2025.
Income Tax Expense
Income tax expense was $40 million in the three months ended June 30, 2026, compared to an income tax expense of $84 million in the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026, was 31.3%, while the effective tax rate for the three months ended June 30, 2025, was 144.8%.
Income tax expense was $61 million in the six months ended June 30, 2026, compared to an income tax expense of $92 million in the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026, was 28.8%, while the effective tax rate for the six months ended June 30, 2025, was 20.5%.
See “Note 11. Income Taxes” of the Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.
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

The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales (aggregate):(1)
North America	$4,743	$4,755	$9,245	$9,424
Europe, MEA and APAC	2,826	2,778	5,597	5,360
LATAM	559	518	1,099	1,031

Segment Adjusted EBITDA:
North America	$704	$752	$1,301	$1,537
Europe, MEA and APAC	380	372	801	761
LATAM	124	123	233	238
(1) Net sales before intersegment eliminations
The three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment decreased by $12 million, to $4,743 million in the three months ended June 30, 2026, from $4,755 million in the three months ended June 30, 2025. This decrease was primarily due to a lower selling price mix of $46 million that was partially offset by a net positive foreign currency impact of $33 million.
Net sales before intersegment eliminations for the North America segment decreased by $179 million, to $9,245 million in the six months ended June 30, 2026, from $9,424 million in the six months ended June 30, 2025. This decrease was primarily due to lower volumes of $258 million and a $5 million impact from a lower selling price mix, that was partially offset by a net positive foreign currency impact of $84 million.
Adjusted EBITDA
Adjusted EBITDA for the North America segment decreased by $48 million, to $704 million in the three months ended June 30, 2026, from $752 million in the three months ended June 30, 2025. This decrease was primarily due to a lower selling price mix of $46 million and higher costs of $7 million, partially offset by a $10 million favorable impact of product mix on volume. Higher costs of $7 million were primarily due to higher freight costs of $61 million, partially offset by lower downtime of $26 million and lower raw material costs of $14 million.
Adjusted EBITDA for the North America segment decreased by $236 million, to $1,301 million in the six months ended June 30,
2026, from $1,537 million in the six months ended June 30, 2025. This decrease was primarily due to higher costs of $183 million, a
$38 million impact of lower volumes (including product mix) and a lower selling price mix of $5 million. Higher costs of $183 million were primarily due to $99 million of higher freight costs, a $55 million impact of adverse weather and $48 million of higher downtime.
Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $48 million, to $2,826 million in the three months ended June 30, 2026, from $2,778 million in the three months ended June 30, 2025. This increase was primarily due to a net positive foreign currency impact of $77 million primarily due to the strengthening of the euro against the U.S. dollar, partially offset by a lower selling price mix of $18 million and lower volumes of $11 million.
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $237 million, to $5,597 million in the six months ended June 30, 2026, from $5,360 million in the six months ended June 30, 2025. This increase was primarily due to a net positive foreign currency impact of $315 million primarily due to the strengthening of the euro against the U.S. dollar, partially offset by a lower selling price mix of $67 million and lower volumes of $11 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $8 million, to $380 million in the three months ended
June 30, 2026, from $372 million in the three months ended June 30, 2025. The increase was primarily due to lower costs of $12 million and a net positive foreign currency impact of $10 million that were partially offset by a lower selling price mix impact of $18 million. The $12 million of lower costs was primarily due to $58 million of lower raw material costs, partially offset by $24 million of higher freight costs and $18 million of higher energy costs.
Adjusted EBITDA for the Europe, MEA and APAC segment increased by $40 million, to $801 million in the six months ended
June 30, 2026, from $761 million in the six months ended June 30, 2025. The increase was primarily due to lower costs of $52 million and a net positive foreign currency impact of $54 million that were partially offset by a lower selling price mix impact of $67 million.
The $52 million of lower costs was primarily due to $86 million of lower raw material costs and $10 million of lower energy costs, partially offset by higher freight costs of $34 million.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $41 million, to $559 million in the three months ended June 30, 2026, from $518 million in the three months ended June 30, 2025. This increase was primarily due to a net positive foreign currency impact.
Net sales before intersegment eliminations for the LATAM segment increased by $68 million, to $1,099 million in the six months ended June 30, 2026, from $1,031 million in the six months ended June 30, 2025. This increase was primarily due to a net positive foreign currency impact.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $1 million, to $124 million in the three months ended June 30, 2026, from
$123 million in the three months ended June 30, 2025. The increase was primarily due to a net positive foreign currency impact of $9 million, partially offset by higher costs of $7 million primarily due to higher energy costs.
Adjusted EBITDA for the LATAM segment decreased by $5 million, to $233 million in the six months ended June 30, 2026, from
$238 million in the six months ended June 30, 2025. This decrease was primarily due to higher costs of $17 million primarily due to higher energy costs, partially offset by a net positive foreign currency impact of $9 million.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Smurfit Westrock’s primary sources of liquidity are the cash flows generated from its operations, its commercial paper program and committed credit lines. The uncommitted commercial paper program is supported by the $4,500 million revolving loan facility with a separate swingline sub-facility which allows for same-day drawing in U.S. dollar. The revolving credit facility had an original term of five years, with two one-year extension options. In June 2026, we exercised the second one-year extension option, extending the maturity date to June 2031. The amount of commercial paper outstanding does not reduce available capacity under the revolving loan facility. The primary uses of this liquidity are to fund Smurfit Westrock’s day-to-day operations, capital expenditures, debt service, dividends and other investment activity, including acquisitions.
As of June 30, 2026, Smurfit Westrock held cash and cash equivalents of $677 million, of which $137 million were held in euro, $205 million were held in U.S. dollars and $335 million were held in other currencies. At June 30, 2026, the Company had $4,562 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 5.0 years as of June 30, 2026. Combined with cash and cash equivalents of $677 million, the Company had $5,239 million of available liquidity.
As of June 30, 2026, Smurfit Westrock had $14,164 million of total debt. As of June 30, 2026, the carrying amount of current debt was $931 million. In the six months ended June 30, 2026, total debt increased by $391 million. Excluding changes in carrying value, such as translation adjustments and amortization moves, borrowings increased by $439 million. See “Note 10. Debt” of the Condensed
Consolidated Financial Statements for additional debt-related information.
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
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs may vary from period to period, and were 6% of the Company’s accounts receivable balance at June 30, 2026. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts.
See “Note 9. Fair Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Condensed Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 10-14% of the
Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were
$394 million as of June 30, 2026.

Smurfit Westrock also participates in certain vendor financing and commercial card programs to support travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because the
Company receives the benefit of extended payment terms and a rebate from the financial institution that would not have otherwise been received without the financial institution's involvement. Smurfit Westrock also has receivables securitization facilities that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 10.
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

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$969	$1,064
Net cash used for investing activities	$(1,075)	$(996)
Net cash used for financing activities	$(109)	$(204)
Net cash provided by operating activities decreased by $95 million to $969 million in the six months ended June 30, 2026 from
$1,064 million in the six months ended June 30, 2025, primarily due to a $106 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were a benefit of $11 million compared to the prior year period. The decrease in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of
$23 million in connection with the Company’s accounts receivable monetization agreements in the six months ended June 30, 2026, compared to cash payments of $12 million in the prior year period. See “Note 9. Fair Value Measurement” of the Condensed
Consolidated Financial Statements for additional information.
Net cash used for investing activities of $1,075 million in the six months ended June 30, 2026 consisted primarily of capital expenditures of $1,089 million and cash paid for purchase of businesses, net of cash acquired of $19 million that were partially offset by proceeds from sale of property, plant and equipment of $19 million. Net cash used for investing activities of $996 million in the six months ended June 30, 2025 consisted primarily of capital expenditures of $999 million.
Net cash used for financing activities of $109 million in the six months ended June 30, 2026 consisted primarily of outflows from cash dividends paid to shareholders of $474 million and tax paid in connection with shares withheld from employees of $85 million that were partially offset by cash inflows from a net increase in debt of $439 million and proceeds from re-issuance of shares from treasury stock of $14 million. Net cash used for financing activities of $204 million in the six months ended June 30, 2025 consisted primarily of cash outflows from dividends paid to shareholders of $450 million and tax paid in connection with shares withheld from employees of $67 million, partially offset by cash inflows from a net increase in debt of $318 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of June 30, 2026, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements
As of June 30, 2026, Smurfit Westrock did not have any off-balance sheet arrangements.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$88	$(26)	$151	$356
Income tax expense	40	84	61	92
Depreciation, depletion and amortization	678	613	1,406	1,216
Impairment and restructuring costs	119	280	173	295
Transaction and integration-related expenses associated with the Combination	1	21	1	57
Interest expense, net	179	182	345	349
Pension and other postretirement non-service income, net	(10)	(7)	(18)	(16)
Share-based compensation expense	27	36	55	79
Other expense, net	12	18	23	23
Other adjustments	6	12	19	14
Adjusted EBITDA	$1,140	$1,213	$2,216	$2,465

See “Note 2. Segment Information” of the Condensed Consolidated Financial Statements for additional information regarding “Other adjustments” in the table above.
GUARANTOR SUMMARIZED FINANCIAL INFORMATION
On April 3, 2024, Smurfit Kappa Treasury Unlimited Company (“SKT”) completed a private offering of $750 million aggregate principal amount of 5.200% senior green notes due 2030, $1,000 million aggregate principal amount of 5.438% senior green notes due
2034 and $1,000 million aggregate principal amount of 5.777% senior green notes due 2054, which we refer to as the “Original SKT
Notes”, and on November 26, 2024, Smurfit Westrock Financing Designated Activity Company (“SWF” and together with SKT, the
“Issuers”) completed a private offering of $850 million aggregate principal amount of 5.418% senior green notes due 2035, which we refer to as the “Original SWF Notes” (and, together with the Original SKT Notes, the “Original Notes”). As part of those offerings, the
Issuers and the Guarantors (as hereinafter defined) of the Original Notes entered into registration rights agreements with the initial purchasers thereof in which we agreed to use commercially reasonable efforts to complete exchange offers for such Original Notes in compliance with applicable securities laws. In connection with the registration rights agreements, on May 23, 2025, following an exchange offer process, certain holders of the Original Notes, exchanged their notes for newly issued registered notes (the “New
Notes”). The New Notes are substantially identical to the Original Notes, except that the New Notes are registered under the United
States Securities Act of 1933, as amended, and will not have any transfer restrictions, registration rights or additional interest provisions. On November 21, 2025, SWF issued $800 million aggregate principal amount of 5.185% senior green notes due 2036, and on November 24, 2025 SKT issued €500 million aggregate principal amount of 3.489% senior green notes due 2031 (“November
2025 Notes”). These notes have been registered under the U.S. Securities Act of 1933, as amended.
The Guarantees
The Original Notes, the New Notes and the November 2025 Notes are, subject to any limitations under applicable law, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of Smurfit Westrock plc and the following wholly-owned subsidiaries of Smurfit Westrock plc (the “Subsidiary Guarantors”): Smurfit Kappa Group Limited, Smurfit Kappa
Investments Limited, Smurfit Kappa Acquisitions Unlimited Company, Smurfit Kappa Treasury Funding Designated Activity
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
Operations are conducted almost entirely through Smurfit Westrock plc’s subsidiaries other than the Issuers and the Subsidiary
Guarantors. Accordingly, the Obligor Group’s cash flow and ability to service its debt are dependent upon the earnings of Smurfit
Westrock plc’s other non-obligor subsidiaries (the “Non-Obligor Subsidiaries”) and the distribution of those earnings to the Obligor
Group, whether by dividends, loans or otherwise. Holders of the Original Notes, the New Notes and November 2025 Notes have a direct claim only against the Obligor Group.
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
presented separately. The summarized financial information below should be read in conjunction with the Company’s Condensed
Consolidated Financial Statements contained herein, as the summarized financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries operated as independent entities ($ in millions).

SUMMARIZED STATEMENT OF OPERATIONS	Six months ended June 30,
2026
Net sales to unrelated parties	$730
Net sales to Non-Obligor Subsidiaries	631
Gross profit	365
Interest expense, net with unrelated parties	(307)
Interest expense, net with Non-Obligor Subsidiaries	(166)
Net income and net income attributable to the Obligor Group	2,211

SUMMARIZED BALANCE SHEETS	June 30, 2026	December 31, 2025
ASSETS
Current amounts due from Non-Obligor Subsidiaries	$4,648	$4,571
Other current assets	703	1,207
Total current assets	$5,351	$5,778

Non-current amounts due from Non-Obligor Subsidiaries	$3,243	$3,355
Other non-current assets	943	918
Total non-current assets	$4,186	$4,273

LIABILITIES
Current amounts due to Non-Obligor Subsidiaries	$7,008	$9,130
Other current liabilities	1,081	482
Total current liabilities	$8,089	$9,612

Non-current amounts due to Non-Obligor Subsidiaries	$7,135	$7,447
Other non-current liabilities	11,652	11,823
Total non-current liabilities	$18,787	$19,270
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the six months ended June 30, 2026 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 4. Controls and Procedures
Smurfit Westrock’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly
Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by the Company to provide reasonable assurance that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Anthony Smurfit, President & Chief Executive Officer,
and Ken Bowles, Executive Vice President & Chief Financial Officer, reviewed and participated in management’s evaluation of the disclosure controls and procedures.
Based on this evaluation, Anthony Smurfit, President & Chief Executive Officer, and Ken Bowles, Executive Vice President & Chief
Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, Smurfit Westrock’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to “Note 14. Commitments and Contingencies” of the
Condensed Consolidated Financial Statements (included in Part I, Item 1).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of the Company’s ordinary shares during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amended and Restated Offer Letter
On July 29, 2026, the Company amended and restated its employment offer letter with Ben Garren, Executive Vice President &
General Counsel, dated June 27, 2024 (as previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025) (the “Offer Letter”), to extend the term of Mr. Garren’s employment as Executive Vice President & General Counsel through December 31, 2027, while otherwise maintaining the existing material terms and conditions of Mr. Garren’s employment as described in the Offer Letter.
The foregoing description is qualified in its entirety by reference to the full text of the amended and restated Offer Letter, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Trading Plan(s)
In the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in
Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1†
Amendment No. 6, dated as of June 18, 2026, to Eighth Amended and Restated Credit and Security Agreement, dated as of July 22, 2016, among Smurfit Westrock plc, various Smurfit Westrock plc subsidiaries, and Coöperatieve Rabobank,
U.A.

10.2†#	Amended and Restated Offer Letter between Smurfit Westrock and Ben Garren, dated July 29, 2026.

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of the Company’s Annual Report on Form 10-K filed on February 27, 2026).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†Filed or furnished herewith.
#Management contract or compensatory plan or arrangement.
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

Smurfit Westrock plc

Dated: July 31, 2026		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: July 31, 2026		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President & Chief Financial Officer
(Principal Financial Officer)