Form 10-Q
period 2026-09-30
Smurfit Westrock plc
filed 2026-11-04
CIK 2005951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 524,526,976 ordinary shares, nominal value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain “forward-looking statements” (including within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended
(the “Exchange Act”)) regarding, among other things, the plans, strategies, outcomes, outlooks and prospects, both business and financial, of Smurfit Westrock plc (“Smurfit Westrock”), the expected benefits of the completed combination of Smurfit Kappa Group plc (re-registered as Smurfit Kappa Group Limited) (“Smurfit Kappa”) and WestRock Company (“WestRock”) (the “Combination”)
(including, but not limited to, synergies, as well as our scale, geographic reach and product portfolio), our medium-term plan, demand outlook, operating environment and the impact of unprecedented inflation and energy prices, announced closures and additional economic downtime, our ability to increase prices to offset elevated costs and pass through such increases, and any other statements regarding Smurfit Westrock’s future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events, outlook or performance.
Statements that are not historical facts, including statements about the beliefs and expectations of the management of Smurfit
Westrock, are forward-looking statements. Words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”,
“estimate”, “project”, “plan”, “believe”, “expect”, “target”, “prospects”, “potential”, “commit”, “forecasts”, “aims”, “considered”,
“likely” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the control of the Company. By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend upon future circumstances that may or may not occur. Actual results may differ materially from the current expectations of the Company depending upon a number of factors affecting its business, including risks associated with the integration and performance of the Company following the Combination. Important factors that could cause actual results to differ materially from plans, estimates or expectations include: our ability to deliver on our medium-term plan; our ability to increase prices to offset elevated costs and pass through such increases; changes in demand environment; our ability to deliver on our closure plan and associated efforts; our future cash payments associated with these initiatives; potential future cost savings associated with such initiatives; the amount of charges and the timing of such charges or actions described herein;
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
the amount and timing of the Company's capital expenditures; risks related to international sales and operations; failures in the
Company's quality control measures and systems resulting in faulty or contaminated products; cybersecurity risks, including threats to the confidentiality, integrity and availability of data in the Company's systems; works stoppages and other labor disputes; the
Company’s ability to establish and maintain effective internal controls over financial reporting in accordance with the Sarbanes Oxley
Act of 2002, as amended, and remediate any weaknesses in controls and processes; the Company's ability to retain or hire key personnel; risks related to sustainability matters, including climate change and scarce resources, as well as the Company's ability to comply with changing environmental laws and regulations; the Company's ability to successfully implement strategic transformation initiatives; results and impacts of acquisitions by the Company, including delays or failure to complete pending transactions, the incurrence of significant transaction costs, adverse market reactions, and regulatory and legal challenges; the Company's significant levels of indebtedness; the impact of the Combination on the Company's credit ratings; the potential impairment of assets and goodwill; the availability of sufficient cash to distribute dividends to the Company's shareholders in line with current expectations; the scope, costs, timing and impact of any restructuring of operations and corporate and tax structure; evolving legal, regulatory and tax regimes; changes in economic, financial, political and regulatory conditions in Ireland, the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent Irish, U.S.
or other administrations; legal proceedings instituted against the Company; actions and investigations by third parties, including government agencies; the Company's ability to promptly and effectively integrate Smurfit Kappa's and WestRock's businesses; the
Company's ability to achieve the synergies and value creation contemplated by the Combination; the Company's ability to meet expectations regarding the accounting and tax treatments of the Combination, including the risk that the Internal Revenue Service may assert that the Company should be treated as a U.S. corporation or be subject to certain unfavorable U.S. federal income tax rules under Section 7874 of the Internal Revenue Code of 1986, as amended, as a result of the Combination; other factors such as future market conditions, currency fluctuations, the behavior of other market participants, the actions of regulators and other factors such as changes in the political, social and regulatory framework in which the Company's group operates or in economic or technological trends or conditions, and other risk factors included in the Company's filings with the Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K, and as may be updated in this and other subsequent Quarterly Reports on
Form 10-Q.
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
Available Information
Our website address is www.smurfitwestrock.com, and our investor relations website is https://investors.smurfitwestrock.com. From time to time, we have used, and expect to continue using, our website as a means of disclosing material, non-public information to the public in a broad, non-exclusionary manner, including for purposes of Regulation Fair Disclosure. Accordingly, investors and potential investors are encouraged to consult our website regularly for important information, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission and public conference calls and webcasts.
You may sign up on our website to automatically receive e-mail alerts when we post financial information and issue press releases and to receive information about upcoming events. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Smurfit Westrock plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$8,161	$8,003	$23,904	$23,599
Cost of goods sold	(6,721)	(6,434)	(19,797)	(18,938)
Gross profit	1,440	1,569	4,107	4,661
Selling, general and administrative expenses	(927)	(963)	(2,858)	(2,899)
Impairment and restructuring costs	(26)	(65)	(199)	(360)
Transaction and integration-related expenses associated with the Combination	—	(15)	(1)	(72)
Operating profit	487	526	1,049	1,330
Interest expense, net	(174)	(177)	(519)	(526)
Pension and other postretirement non-service income, net	8	8	26	24
Other expense, net	(7)	(21)	(30)	(44)
Income before income taxes	314	336	526	784
Income tax expense	(95)	(91)	(156)	(183)
Net income	219	245	370	601
Net loss attributable to noncontrolling interests	3	1	6	1
Net income attributable to common shareholders	$222	$246	$376	$602

Basic earnings per share attributable to common shareholders	$0.42	$0.47	$0.72	$1.15

Diluted earnings per share attributable to common shareholders	$0.42	$0.47	$0.71	$1.14

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$219	$245	$370	$601
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(74)	66	(55)	1,156
Defined benefit pension and other postretirement benefit plans	9	14	39	(56)
Net gain (loss) on cash flow hedges	—	1	—	(1)
Other comprehensive (loss) income, net of tax	(65)	81	(16)	1,099
Comprehensive income	154	326	354	1,700
Comprehensive loss attributable to noncontrolling interests	3	1	6	1
Comprehensive income attributable to common shareholders	$157	$327	$360	$1,701

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (amounts related to consolidated variable interest entities of $1 million and $3 million at September 30, 2026 and December 31, 2025, respectively)	$723	$892
Accounts receivable, net (amounts related to consolidated variable interest entities of $858 million and $876 million at September 30, 2026 and December 31, 2025, respectively)	4,946	4,268
Inventories	3,768	3,693
Other current assets	1,697	1,586
Total current assets	11,134	10,439
Property, plant and equipment, net	22,467	23,232
Goodwill	7,153	7,218
Intangibles, net	991	1,059
Prepaid pension asset	712	616
Other non-current assets (amounts related to consolidated variable interest entities of $398 million and $393 million at September 30, 2026 and December 31, 2025, respectively)	2,688	2,593
Total assets	$45,145	$45,157

Liabilities and Equity
Current liabilities:
Accounts payable	$3,521	$3,597
Accrued expenses	712	601
Accrued compensation and benefits	900	997
Current portion of debt	842	346
Other current liabilities	1,569	1,523
Total current liabilities	7,544	7,064
Non-current debt due after one year (amounts related to consolidated variable interest entities of $365 million and $376 million at September 30, 2026 and December 31, 2025, respectively)	13,207	13,427
Deferred tax liabilities	3,321	3,297
Pension liabilities and other postretirement benefits, net of current portion	668	697
Other non-current liabilities (amounts related to consolidated variable interest entities of $336 million and $335 million at September 30, 2026 and December 31, 2025, respectively)	2,391	2,318
Total liabilities	27,131	26,803
Commitments and Contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value; 500,000,000 shares authorized; 10,000 shares outstanding	—	—
Common stock, $0.001 par value; 9,500,000,000 shares authorized; 524,526,075 and 522,310,486 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost; 706,129 and 1,449,320 common stock at September 30, 2026, and December 31, 2025, respectively	(34)	(64)
Capital in excess of par value	16,152	16,083
Accumulated other comprehensive loss	(364)	(348)
Retained earnings	2,238	2,655
Total shareholders’ equity	17,993	18,327
Noncontrolling interests	21	27
Total equity	18,014	18,354
Total liabilities and equity	$45,145	$45,157
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income	$370	$601
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,084	1,875
Impairment of assets	108	242
Cash surrender value increase in excess of premiums paid	(31)	(34)
Share-based compensation expense	76	114
Deferred income tax benefit	(91)	(139)
Pension and other postretirement funding more than cost	(85)	(83)
Other	1	21
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(711)	(249)
Inventories	(100)	(59)
Other assets	19	(19)
Accounts payable	163	(142)
Income taxes	(29)	8
Accrued liabilities and other	69	61
Net cash provided by operating activities	1,843	2,197
Investing activities:
Capital expenditures	(1,603)	(1,609)
Cash paid for purchase of businesses, net of cash acquired	(20)	(5)
Proceeds from corporate owned life insurance	30	20
Proceeds from sale of property, plant and equipment	39	15
Other	—	15
Net cash used for investing activities	(1,554)	(1,564)
Financing activities:
Additions to debt	50	510
Repayments of debt	(51)	(146)
Debt issuance costs	(5)	(8)
Changes in commercial paper, net	363	(245)
Other debt additions (repayments), net	10	(16)
Repayments of finance lease liabilities	(38)	(29)
Proceeds from re-issuance of shares from treasury stock	14	—
Tax paid in connection with shares withheld from employees	(72)	(68)
Cash dividends paid to shareholders	(712)	(675)
Other	1	3
Net cash used for financing activities	(440)	(674)
Effect of exchange rate changes on cash and cash equivalents	(18)	37
Decrease in cash and cash equivalents	(169)	(4)
Cash and cash equivalents at beginning of period	892	855
Cash and cash equivalents at end of period	$723	$851
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at June 30, 2026	525	$1	$16,125	$(34)	$2,243	$(299)	$18,036	$24	$18,060
Net income	—	—	—	—	222	—	222	(3)	219
Other comprehensive loss, net of tax	—	—	—	—	—	(65)	(65)	—	(65)
Share-based compensation	—	—	25	—	—	—	25	—	25
Issuance of common stock net of tax paid in connection with shares withheld from employees	—	—	—	—	13	—	13	—	13
Dividends declared ($0.45 per share)(1)	—	—	2	—	(240)	—	(238)	—	(238)
Balance at September 30, 2026	525	$1	$16,152	$(34)	$2,238	$(364)	$17,993	$21	$18,014

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at June 30, 2025	522	$1	$16,018	$(65)	$2,771	$(428)	$18,297	$27	$18,324
Net income	—	—	—	—	246	—	246	(1)	245
Other comprehensive income, net of tax	—	—	—	—	—	81	81	—	81
Share-based compensation	—	—	34	—	—	—	34	—	34
Issuance of common stock net of tax paid in connection with shares withheld from employees	—	—	1	—	(1)	—	—	—	—
Dividends declared ($0.43 per share)(1)	—	—	4	—	(229)	—	(225)	—	(225)
Balance at September 30, 2025	522	$1	$16,057	$(65)	$2,787	$(347)	$18,433	$26	$18,459
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at December 31, 2025	522	$1	$16,083	$(64)	$2,655	$(348)	$18,327	$27	$18,354
Net income	—	—	—	—	376	—	376	(6)	370
Other comprehensive loss, net of tax	—	—	—	—	—	(16)	(16)	—	(16)
Share-based compensation	—	—	75	—	—	—	75	—	75
Shares distributed by Smurfit Kappa Employee Trust, net of tax paid in connection with shares withheld from employees	—	—	(18)	18	(15)	—	(15)	—	(15)
Re-issuance of shares by Smurfit Kappa Employee Trust	—	—	3	11	—	—	14	—	14
Issuance of common stock net of tax paid in connection with shares withheld from employees	3	—	1	—	(57)	—	(56)	—	(56)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	1	(1)	—	—	—	—
Dividends declared ($1.36 per share)(1)	—	—	8	—	(720)	—	(712)	—	(712)
Balance at September 30, 2026	525	$1	$16,152	$(34)	$2,238	$(364)	$17,993	$21	$18,014
(1) Includes cash dividends and dividend equivalent units declared on certain unvested share-based payment awards.

Smurfit Westrock plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in millions, except per share data)

	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total
Balance at December 31, 2024	520	$1	$15,948	$(93)	$2,950	$(1,446)	$17,360	$27	$17,387
Net income	—	—	—	—	602	—	602	(1)	601
Other comprehensive income, net of tax	—	—	—	—	—	1,099	1,099	—	1,099
Share-based compensation	—	—	113	—	—	—	113	—	113
Shares distributed by Smurfit Kappa Employee Trust	—	—	(17)	17	—	—	—	—	—
Issuance of common stock net of tax paid in connection with shares withheld from employees	2	—	2	—	(68)	—	(66)	—	(66)
Cancellation of shares held in treasury stock by Smurfit Kappa Employee Trust	—	—	—	11	(11)	—	—	—	—
Dividends declared ($1.29 per share)(1)	—	—	11	—	(686)	—	(675)	—	(675)
Balance at September 30, 2025	522	$1	$16,057	$(65)	$2,787	$(347)	$18,433	$26	$18,459
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
Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the 2025 Consolidated Financial
Statements. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the full year.
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
On September 23, 2026, the Company announced that it had entered into an agreement to acquire the Chilean Containerboard and
Corrugated business of Empresas CMPC S.A. (“CMPC”) for consideration of $420 million. The acquisition is expected to close during the first half of 2027, subject to customary closing conditions, including regulatory approvals.
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
1.4.  New Accounting Standards Recently Adopted
During the nine months ended September 30, 2026 there were no newly issued or newly applicable accounting pronouncements adopted that had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
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

Three months ended September 30, 2026	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$4,750	$2,824	$587	$8,161
Add net sales (intersegment)	109	12	1	122
Net sales (aggregate)	4,859	2,836	588	8,283

Less segment expenses:
Segment cost of goods sold	(3,656)	(2,144)	(407)
Segment selling, general and administrative expenses	(443)	(313)	(55)
	(4,099)	(2,457)	(462)	(7,018)
Segment Adjusted EBITDA	$760	$379	$126	$1,265
Unallocated corporate costs				(60)
Depreciation, depletion and amortization				(678)
Impairment and restructuring costs				(26)
Interest expense, net				(174)
Pension and other postretirement non-service income, net				8
Share-based compensation expense				(21)
Other expense, net				(7)
Other adjustments				7
Income before income taxes				$314
Other adjustments in the table above include a reduction in the Italian Competition Authority fine inclusive of costs of $13 million, partly offset by losses at closed facilities of $6 million.

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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Nine months ended September 30, 2026	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$13,813	$8,405	$1,686	$23,904
Add net sales (intersegment)	291	28	1	320
Net sales (aggregate)	14,104	8,433	1,687	24,224

Less segment expenses:
Segment cost of goods sold	(10,711)	(6,286)	(1,170)
Segment selling, general and administrative expenses	(1,332)	(967)	(158)
	(12,043)	(7,253)	(1,328)	(20,624)
Segment Adjusted EBITDA	$2,061	$1,180	$359	$3,600
Unallocated corporate costs				(179)
Depreciation, depletion and amortization				(2,084)
Impairment and restructuring costs				(199)
Transaction and integration-related expenses associated with the Combination				(1)
Interest expense, net				(519)
Pension and other postretirement non-service income, net				26
Share-based compensation expense				(76)
Other expense, net				(30)
Other adjustments				(12)
Income before income taxes				$526
Other adjustments in the table above include losses at closed facilities of $25 million, partly offset by a reduction in the Italian
Competition Authority fine inclusive of costs of $13 million.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)

Nine months ended September 30, 2025	North America	Europe, MEA and APAC	LATAM	Total

Net sales (unaffiliated customers)	$13,869	$8,168	$1,562	$23,599
Add net sales (intersegment)	276	23	14	313
Net sales (aggregate)	14,145	8,191	1,576	23,912

Less segment expenses:
Segment cost of goods sold	(10,368)	(6,059)	(1,091)
Segment selling, general and administrative expenses	(1,430)	(952)	(131)
	(11,798)	(7,011)	(1,222)	(20,031)
Segment Adjusted EBITDA	$2,347	$1,180	$354	$3,881
Unallocated corporate costs				(114)
Depreciation, depletion and amortization				(1,875)
Impairment and restructuring costs				(360)
Transaction and integration-related expenses associated with the Combination				(72)
Interest expense, net				(526)
Pension and other postretirement non-service income, net				24
Share-based compensation expense				(114)
Other expense, net				(44)
Other adjustments				(16)
Income before income taxes				$784
Other adjustments in the table above include losses at closed facilities of $16 million.

	Nine months ended September 30,
	2026	2025
Capital expenditures:
North America	$855	$936
Europe, MEA and APAC	554	500
LATAM	164	151
Total per reportable segments	$1,573	$1,587
Corporate	30	22
Total capital expenditures	$1,603	$1,609

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
3.  Revenue Recognition
Disaggregated Revenue
The following tables summarize our disaggregated revenue with unaffiliated customers by product type and segment for the three and nine months ended September 30, 2026 and 2025. Net sales are attributed to segments based on the location of production.

	Three months ended September 30, 2026
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,189	$398	$45	$1,632
Packaging	3,561	2,426	542	6,529
Total	$4,750	$2,824	$587	$8,161

	Three months ended September 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$1,107	$385	$55	$1,547
Packaging	3,532	2,434	490	6,456
Total	$4,639	$2,819	$545	$8,003

	Nine months ended September 30, 2026
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$3,424	$1,174	$131	$4,729
Packaging	10,389	7,231	1,555	19,175
Total	$13,813	$8,405	$1,686	$23,904

	Nine months ended September 30, 2025
	North America	Europe, MEA and APAC	LATAM	Total
Revenue by product:
Paper	$3,325	$1,169	$151	$4,645
Packaging	10,544	6,999	1,411	18,954
Total	$13,869	$8,168	$1,562	$23,599
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
On the Condensed Consolidated Balance Sheets, contract assets reported within “Other current assets” were $178 million and
$170 million at September 30, 2026 and December 31, 2025, respectively, and contract liabilities reported within “Other current liabilities” were $7 million and $6 million at September 30, 2026 and December 31, 2025, respectively.
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
The components of impairment and restructuring costs are as follows for the three and nine months ended September 30, 2026 and
2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Impairment charges	$1	$58	$108	$242
Restructuring costs	25	7	91	118
Impairment and restructuring costs	$26	$65	$199	$360
Impairment Charges
The components of impairment charges for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Impairment of property, plant and equipment	$1	$41	$78	$208
Impairment of other assets	—	17	30	34
Total impairment charges	$1	$58	$108	$242
These impairment charges are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.
In the three and nine months ended September 30, 2026, the Company recorded asset impairment charges of $1 million and
$108 million, respectively. The largest charges related to closing and consolidating paper mill capacity in Europe, MEA and APAC.
In the three and nine months ended September 30, 2025, the Company recorded asset impairment charges of $58 million and
$242 million, respectively. The largest charges related to the April 2025 Announced Closures.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The fair value of the property, plant and equipment assets was determined based on their estimated selling price in an orderly transaction between market participants at the measurement date.
The segmental split of the impairment charges recognized for property, plant and equipment for the three and nine months ended
September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America	$1	$12	$24	$168
Europe, MEA and APAC	—	28	54	39
LATAM	—	1	—	1
Total impairment charges recognized for property, plant and equipment	$1	$41	$78	$208
Restructuring Costs
The segmental split of the restructuring costs shown in the table above for the three and nine months ended September 30, 2026 and
2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America	$13	$6	$49	$60
Europe, MEA and APAC	12	1	43	55
LATAM	—	—	(1)	3
Total restructuring costs	$25	$7	$91	$118
The table below sets forth restructuring costs by type incurred:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Severance charges	$9	$1	$52	$72
Other costs	16	6	39	46
Total restructuring costs	$25	$7	$91	$118
These restructuring costs are recognized in the Condensed Consolidated Statements of Operations caption “Impairment and restructuring costs”.
As of September 30, 2026, the Company expects any future additional charges related to restructuring initiatives implemented through that date to be immaterial.
As of September 30, 2026 and December 31, 2025, the Company had accrued liabilities of $63 million and $78 million, respectively, related to severance charges and other costs associated with the restructuring initiatives. These are included in "Other current liabilities" in the Company's Condensed Consolidated Balance Sheets.
The remaining obligations as at September 30, 2026 are expected to be paid within 12 months of the reporting date.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
5.  Accounts Receivable, net
Accounts receivable consists of the following:

	September 30,	December 31,
	2026	2025
Gross accounts receivable	$5,169	$4,506
Less: Allowances	(223)	(238)
Accounts receivable	$4,946	$4,268
Allowances include the reserves for allowance for estimated credit impairment losses, returns, early settlement discounts and rebates
(where netting requirements are met).
6.  Inventories
Inventories are as follows:

	September 30,	December 31,
	2026	2025
Finished goods	$1,354	$1,432
Work-in-progress	232	192
Raw materials	1,334	1,287
Consumables and spare parts	848	782
Inventories	$3,768	$3,693
7.  Property, Plant and Equipment, net
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2026	2025
Land and buildings	$6,010	$5,939
Plant and equipment	26,146	25,118
Construction-in-progress	1,429	1,705
Finance lease right-of-use assets	494	472
Property, plant and equipment at cost, excluding forestlands	34,079	33,234
Less: Accumulated depreciation and impairment	(11,940)	(10,295)
Property, plant and equipment, net, excluding forestlands	22,139	22,939
Forestlands, net of depletion	328	293
Property, plant and equipment, net	$22,467	$23,232
Depreciation and depletion expense for the three months ended September 30, 2026 and 2025 was $642 million, and $620 million, respectively, and for nine months ended September 30, 2026 and 2025, was $1,971 million and $1,764 million, respectively. This is recognized within “Cost of goods sold” and “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Depreciation and depletion expense for the three and nine months ended September 30, 2026 includes $3 million and
$74 million, respectively, of accelerated depreciation related to machine closures (three and nine months ended September 30, 2025:
$— million).

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Non-cash additions to property, plant and equipment included within accounts payable were $297 million and $518 million at
September 30, 2026 and December 31, 2025, respectively.
8.  Interest
The components of interest expense, net are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$(202)	$(204)	$(608)	$(607)
Interest income	28	27	89	81
Interest expense, net	$(174)	$(177)	$(519)	$(526)
Total cash paid for interest, net of interest received was $478 million and $496 million for the nine months ended September 30, 2026 and 2025, respectively. Of this, capitalized interest paid was $7 million and $20 million for the nine months ended September 30, 2026 and 2025, respectively.
9.  Fair Value Measurement
The carrying values, net of deferred debt issuance costs, and estimated fair values of debt with fixed interest rates (classified as Level
2 in the fair value hierarchy) were as follows:

	September 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Debt with fixed interest rates	$11,394	$10,885	$11,492	$11,616
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
Accounts Receivable Monetization Agreements
On September 15, 2026, we amended the $700 million accounts receivable monetization agreement with Coöperatieve Rabobank
U.A., New York Branch, to extend the maturity date by one year to September 15, 2027.
The following table presents a summary of the accounts receivable monetization agreements for the nine months ended September 30,
2026 and September 30, 2025:

	Nine months ended September 30,
	2026	2025
Receivable from financial institutions at January 1	$—	$—
Receivables sold to the financial institutions and derecognized	(1,680)	(1,973)
Receivables collected by financial institutions	1,730	2,020
Cash payments to financial institutions	(50)	(47)
Receivable from financial institutions at September 30	$—	$—
Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were $609 million and $659 million at September 30, 2026 and December 31, 2025, respectively.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Cash proceeds or payments related to the receivables sold are included in “Net cash provided by operating activities” in the Condensed
Consolidated Statements of Cash Flows in the “Accounts receivable” line item. The expense related to the sale of receivables for the three months ended September 30, 2026 and 2025 was $8 million and $9 million respectively, and for the nine months ended
September 30, 2026 and 2025, was $23 million and $29 million, respectively. The expense recorded may vary depending on current rates and levels of receivables sold and is recorded in “Other expense, net” in the Condensed Consolidated Statements of Operations.
Although the sales are made without recourse, we maintain continuing involvement with the receivables sold as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.
10.  Debt
The following were individual components of debt:

	September 30,	December 31,
	2026	2025
$600 million senior notes due 2028	$600	$600
$500 million senior notes due 2028	500	500
$750 million senior notes due 2029	750	750
€500 million senior green notes due 2029	567	587
€230 million receivables securitization due 2029	250	257
€100 million receivables securitization due 2029	113	117
$400 million senior notes due 2030	400	400
$750 million senior green notes due 2030	750	750
$300 million senior notes due 2031	300	300
$600 million receivables securitization due 2031	550	550
€500 million senior green notes due 2031	567	587
$500 million senior notes due 2032	500	500
$76 million senior notes due 2032	76	76
€600 million senior green notes due 2032	680	704
$600 million senior notes due 2033	600	600
€500 million senior green notes due 2033	567	587
$1,000 million senior green notes due 2034	1,000	1,000
$850 million senior green notes due 2035	850	850
$800 million senior green notes due 2036	800	800
€600 million senior green notes due 2036	680	704
$3 million senior notes due 2037	3	3
$150 million senior notes due 2047	150	150
$1,000 million senior green notes due 2054	1,000	1,000
Commercial paper	518	155
Vendor financing and commercial card programs	100	99
Farm credit facility	600	600
Other bank loans	123	93
Finance lease obligations	539	548
Total debt, excluding fair value adjustments, bond discounts and debt issuance costs	14,133	13,867
Unamortized fair value adjustments, bond discounts and debt issuance costs	(84)	(94)
Total debt	14,049	13,773
Less: Current portion of debt	(842)	(346)
Non-current debt due after one year	$13,207	$13,427

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
In June 2026, we exercised the second one-year extension option under our $4,500 million revolving credit facility, extending the maturity date to June 2031. At September 30, 2026 there were no amounts drawn under the revolving credit facility. There were no new issuances or redemptions during the period in relation to the senior notes. During the quarter, the Company activated the sustainability-linked provisions under its revolving credit facility. The sustainability performance targets are aligned with the
Company's sustainability metrics and targets as disclosed in the Company's Sustainability Report. Performance against the applicable annual targets may result in increases or decreases to the applicable margin and facility fees.
At September 30, 2026, all of our debt was unsecured with the exception of our receivables securitization facilities and finance lease obligations.
Receivables Securitization Facilities
We have three trade receivables securitization programs. For the size, terms and maturities attached to these programs, refer to the narrative included in “Note 15. Debt” of the 2025 Consolidated Financial Statements.
As of September 30, 2026, the gross amount of receivables collateralizing the euro-denominated trade receivables programs was
€759 million (December 31, 2025: €749 million). At September 30, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $11 million (December 31, 2025: $13 million). During the quarter, the Company activated the sustainability-linked provisions under its euro-denominated trade receivables programs. The sustainability performance targets are aligned with the Company's sustainability metrics and targets as disclosed in the Company's Sustainability Report. Performance
against the applicable annual targets may result in increases or decreases to the applicable margin and facility fees.
As of September 30, 2026, the gross amount of receivables collateralizing the U.S. dollar-denominated trade receivables program was
$1,207 million (December 31, 2025: $1,043 million). At September 30, 2026, maximum available borrowings, when excluding amounts drawn under these programs, were $50 million (December 31, 2025: $47 million). In June 2026, we amended and extended the U.S. dollar-denominated trade receivables program, reducing the facility size from $700 million to $600 million and extending the maturity date to June 2031.
11.  Income Taxes
The effective tax rate for the three and nine months ended September 30, 2026 was 30.3% and 29.7%, respectively.
For the three months ended September 30, 2026, the effective tax rate was primarily impacted by (i) the tax benefit associated with the decrease of $16 million of unrecognized tax benefits, (ii) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $14 million, (iii) the geographical mix of where earnings are generated, (iv) losses during the period that have not been recognized due to uncertainty regarding their future realization, (v) tax expense associated with a change in the realizability of certain deferred tax assets of $22 million, and (vi) certain non-deductible expenses and other non-recurring items.
For the nine months ended September 30, 2026, the effective tax rate was primarily impacted by (i) the tax benefit associated with the decrease of $23 million of unrecognized tax benefits, (ii) the increase of $14 million of accrued interest and penalties associated with the unrecognized tax benefits, (iii) tax benefit associated with non-recurring adjustments to certain deferred tax assets of $25 million,
(iv) the geographical mix of where earnings are generated, (v) losses during the period that have not been recognized due to uncertainty regarding their future realization, (vi) tax expense associated with a change in the realizability of certain deferred tax assets of $22 million and (vii) certain non-deductible expenses and other non-recurring items.
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
$7 million of unrecognized tax benefits (due to the settlement of a tax authority examination), along with the release of $13 million of accrued interest and other impacts associated with the uncertain tax benefits, (iii) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $25 million (iv) losses during the period that have not been recognized due to uncertainty regarding their future realization, and (v) certain non-deductible expenses and other non-recurring items. For the nine months ended
September 30, 2025, the effective tax rate was primarily impacted by (i) tax expense associated with an increase in unrecognized tax benefits (offset by certain indirect tax benefits) of $40 million, (ii) tax benefit associated with the resolution of $7 million of unrecognized tax benefits (due to the settlement of a tax authority examination), along with the release of $13 million of accrued interest and other impacts associated with the uncertain tax benefits, (iii) the tax benefit associated with the resolution of $72 million of unrecognized tax benefits (due to the lapse of the statute of limitations), along with the release of $24 million of accrued interest and penalties associated with the unrecognized tax benefits, (iv) tax benefit associated with a non-recurring adjustment to certain deferred tax assets of $25 million, (v) losses during the period that have not been recognized due to uncertainty regarding their future realization, (vi) the geographical mix of where earnings are generated, and (vii) certain non-deductible expenses and other non-
recurring items.
During the nine months ended September 30, 2026 and September 30, 2025, cash paid for income taxes, net of refunds, was
$276 million and $314 million, respectively.
12.  Retirement Plans and Deferred Compensation Arrangements
The net periodic benefit (income) cost recognized in the Condensed Consolidated Statements of Operations includes the following:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three months ended September 30,				Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$4	$5	$10	$10	$14	$15	$28	$28
Interest cost	50	51	39	36	151	155	117	106
Expected return on assets	(71)	(68)	(37)	(37)	(214)	(204)	(111)	(109)
Amortization of:
Net actuarial loss	—	—	9	9	—	—	26	25
Prior service credit	—	—	—	—	—	—	—	(1)
Curtailment gain	—	—	—	—	—	—	(1)	—
Settlement gain	—	—	(1)	—	—	—	—	—
Net periodic benefit (income) cost	$(17)	$(12)	$20	$18	$(49)	$(34)	$59	$49
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

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
Deferred Compensation Arrangements
We have financial assets related to supplemental retirement savings plans (“Supplemental Plans”) that are carried at cash surrender value. These Supplemental Plans are non-qualified deferred compensation plans where participants’ accounts are credited with investment gains and losses in accordance with their investment election or elections. The investment alternatives under the
Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. Assets and liabilities held in respect of these Supplemental Plans were carried at $200 million and $163 million, respectively, as of September 30, 2026 (December 31,
2025: $203 million and $158 million, respectively).
13.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders	$222	$246	$376	$602

Denominator:
Basic weighted average shares outstanding	524	522	524	521
Effect of dilutive share options	4	4	3	4
Diluted weighted average shares outstanding	528	526	527	525

Basic earnings per share attributable to common shareholders	$0.42	$0.47	$0.72	$1.15

Diluted earnings per share attributable to common shareholders	$0.42	$0.47	$0.71	$1.14
Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares. These comprise restricted stock units, performance stock units and performance shares issued under the Company’s long-term incentive plans.
For the three and nine months ended September 30, 2026 and September 30, 2025, respectively, there were no material weighted average share-based compensation awards excluded from the diluted earnings per share computation because the effect would have been antidilutive.
14.  Commitments and Contingencies
Brazil Tax Liability
Our subsidiary, WestRock, is challenging claims by the Brazil Federal Revenue Department that we underpaid taxes as a result of amortization of goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the
Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to
2012. WestRock was assessed additional taxes, penalties, and interest in both CARF proceedings. In the proceeding for the tax years
2003 to 2008, WestRock was also assessed penalties and interest for fraud, but WestRock won the fraud claim in the proceeding for the tax years 2009 to 2012. WestRock subsequently filed two lawsuits in Brazilian federal courts seeking annulment of the adverse
CARF decisions. In February 2025, the federal court adjudicating the WestRock challenge to CARF's decision against WestRock for the 2003 to 2008 period issued a ruling in favor of WestRock nullifying the financial assessments in that case. The decision of the federal court was appealed by the tax authorities.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The goodwill generated and amortized during the 2003 to 2012 period gave rise to tax credits that were subsequently utilized by
WestRock to offset federal tax liabilities. The Brazil Federal Revenue Department challenged such offsets on the grounds that they derived from the tax assessments described above, resulting in two additional administrative proceedings. In July 2026, WestRock received a final administrative decision upholding the disallowance of its offsets of corporate income tax credits arising from the tax assessment for the 2003 to 2008 period described above. On August 20, 2026, WestRock filed a third annulment action in the
Brazilian federal courts challenging this decision, secured by a surety bond, and collection of the related amounts has been suspended pending the outcome. A similar disallowance of tax credit offsets arising from the assessment for the 2009 to 2012 period remains pending before CARF.
We assert that we have no liability in these matters. The total amount in dispute in the case before CARF and in the three annulment actions relating to the claimed tax deficiency was R$820 million ($158 million) as of September 30, 2026, including various penalties and interest. Resolution of the tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.
Asbestos-Related Litigation
We have been named as a defendant in asbestos-related personal injury litigation, primarily in relation to the historical operations of certain companies acquired by the Company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. We accrue for the estimated value of pending claims and litigation costs using historical claims information, as well as the estimated value of future claims based on our historical claims experience. As of September 30, 2026, there were approximately 930 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also believe we have valid defenses to these asbestos-related personal injury claims and intend to continue to contest these matters vigorously. Should the Company’s litigation profile change substantially, or if there are adverse developments in applicable law, it is possible that the Company could incur significantly more costs resolving these cases. We record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding the insurers. The Company currently does not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. As of
September 30, 2026, the Company had estimated liabilities in respect of these matters of $71 million and estimated insurance recoveries of $48 million.
Environmental Contingencies
The Company is subject to a variety of environmental laws and regulations.
The Company has recorded aggregate accruals of $66 million and $67 million on an undiscounted basis at September 30, 2026 and
December 31, 2025, respectively. The accruals primarily relate to environmental matters, including cleanup, investigation and remediation obligations arising in connection with some of our current or former facilities, as well as third-party owned sites.
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
In October 2019, Smurfit Kappa Italia appealed the AGCM’s decision to the First Administrative Court of Appeal (TAR Lazio),
however Smurfit Kappa Italia was later notified that this appeal had been unsuccessful. In September 2021, Smurfit Kappa Italia filed

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
a further appeal to the Council of State which published its ruling in February 2023. While some grounds of appeal were dismissed, the Council of State upheld Smurfit Kappa Italia’s arguments regarding the quantification of the fine. As a result, the AGCM was directed to recalculate Smurfit Kappa Italia’s fine. On March 7, 2024, the AGCM notified Smurfit Kappa Italia that its fine had been reduced by approximately $18 million and reimbursed the Company for this amount in 2024. Smurfit Kappa Italia appealed the amount of this reduction and on April 22, 2026, the Council of State directed the AGCM to further reduce the fine by approximately
$16 million, plus interest. On July 29, 2026, the AGCM confirmed the amount of this reduction and this was recorded during the third quarter.
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
On August 28, 2024, upon the completion of its deliberations, the arbitral tribunal issued an award granting Smurfit Holdings BV, then a wholly owned subsidiary of Smurfit Westrock, compensation in excess of $469 million, plus legal costs of $5 million, plus interest from May 31, 2024, until the date of payment (the “Award”). In September 2024, Smurfit Holdings BV initiated proceedings against the Bolivarian Republic of Venezuela to enforce the Award. In December 2024, the Bolivarian Republic of Venezuela applied to ICSID to annul the Award. An Annulment Committee has been formed by ICSID to decide on this application and an oral hearing took place at the end of March 2026. A decision on annulment is expected in the first quarter of 2027.
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
On January 20, 2026, the Company completed briefing the court on its motion to dismiss the complaint, which was filed on October
20, 2025. On September 4, 2026, the court denied the motion to dismiss the complaint. The Company believes that it has substantial defenses and intends to vigorously defend against the lawsuit.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
In addition to the class action lawsuit, on September 22, 2026, the U.S. Department of Justice issued a subpoena to Smurfit Westrock plc in connection with a grand jury investigation in the Northern District of Illinois regarding the pricing and sale of containerboard and related products. We are fully cooperating with the investigation.
The Company believes that its business practices and those of its subsidiaries have been conducted in compliance with U.S. antitrust laws. While the Company is currently unable to determine the ultimate outcome of these matters or estimate the range of potential loss due to the early stage of these proceedings, it is possible that an adverse outcome could have a material impact on its financial condition, results of operations, or cash flows.
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
15.  Supplier Finance Program Obligations
The outstanding payment obligations to financial institutions under supplier finance programs were $357 million and $361 million as of September 30, 2026 and December 31, 2025, respectively.
16.  Variable Interest Entities
Trade Receivables Securitization Arrangements
The Company is a party to arrangements involving securitization of its trade receivables. The carrying values of the restricted asset and limited recourse liability as of September 30, 2026 ($858 million and $363 million, respectively) and as of December 31, 2025
($874 million and $374 million, respectively) approximate their fair values due to the short-term nature of the securitized assets and the floating rates of the liabilities.
Timber Note Receivable Securitization Arrangement
The Company is also a party to an arrangement involving securitization of its note receivable. The carrying values of the restricted asset and non-recourse liability as of September 30, 2026 ($394 million and $336 million, respectively) and as of December 31, 2025
($391 million and $335 million, respectively) approximate their fair values due to their floating rates. The fair values of the restricted assets and non-recourse liabilities are classified as level 2 within the fair value hierarchy.
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

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1	$3
Accounts receivable	858	876
Inventories	—	1
Other current assets	4	4
Non-current assets:
Property, plant and equipment, net	65	60
Other non-current assets	398	393
Total assets	$1,326	$1,337

Liabilities
Current liabilities:
Accounts payable	$1	$1
Current portion of debt	1	1
Other current liabilities	6	7
Non-current liabilities:
Non-current debt due after one year	365	376
Other non-current liabilities	336	335
Total liabilities	$709	$720
17.  Accumulated Other Comprehensive Loss
The tables below summarize the changes in accumulated other comprehensive loss by component for the three months ended
September 30, 2026 and 2025:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total(2)
Balance at June 30, 2025	$594	$18	$567	$(751)	$428
Other comprehensive income	(66)	(1)	(14)	—	(81)
Balance at September 30, 2025	$528	$17	$553	$(751)	$347

Balance at June 30, 2026	$446	$17	$587	$(751)	$299
Other comprehensive loss (income)	74	—	(9)	—	65
Balance at September 30, 2026	$520	$17	$578	$(751)	$364
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interests.

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
The tables below summarize the changes in accumulated other comprehensive loss by component for the nine months ended
September 30, 2026 and 2025:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Other Adjustments(1)	Total(2)
Balance at December 31, 2024	$1,684	$16	$497	$(751)	$1,446
Other comprehensive (income) loss	(1,156)	1	56	—	(1,099)
Balance at September 30, 2025	$528	$17	$553	$(751)	$347

Balance at December 31, 2025	$465	$17	$617	$(751)	$348
Other comprehensive loss (income)	55	—	(39)	—	16
Balance at September 30, 2026	$520	$17	$578	$(751)	$364
(1) This relates to a reverse acquisition reserve which arose on the creation of a new parent of the Company prior to the United Kingdom and Ireland listings.
(2) All amounts are net of tax and noncontrolling interests.
A summary of the components of other comprehensive (loss) income, including noncontrolling interests, for the three months ended
September 30, 2026, and 2025, is as follows:

	Three months ended September 30,
	2026			2025
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation (loss) gain	$(74)	$—	$(74)	$66	$—	$66
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss	9	(2)	7	8	(1)	7
Foreign currency gain - pensions	2	—	2	7	—	7
Changes in fair value of cash flow hedges	—	—	—	1	—	1
Consolidated other comprehensive (loss) income	(63)	(2)	(65)	82	(1)	81
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive (loss) income attributable to common shareholders	$(63)	$(2)	$(65)	$82	$(1)	$81

Smurfit Westrock plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share data)
A summary of the components of other comprehensive (loss) income, including noncontrolling interests, for the nine months ended
September 30, 2026, and 2025, is as follows:

	Nine months ended September 30,
	2026			2025
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Foreign currency translation (loss) gain	$(55)	$—	$(55)	$1,156	$—	$1,156
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	8	(2)	6	(14)	4	(10)
Amortization and settlement recognition of net actuarial loss	25	(6)	19	24	(4)	20
Prior service cost arising during period	—	—	—	(5)	1	(4)
Amortization of prior service credit	—	—	—	(1)	—	(1)
Foreign currency gain (loss) - pensions	14	—	14	(61)	—	(61)
Changes in fair value of cash flow hedges	—	—	—	(1)	—	(1)
Consolidated other comprehensive (loss) income	(8)	(8)	(16)	1,098	1	1,099
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive (loss) income attributable to common shareholders	$(8)	$(8)	$(16)	$1,098	$1	$1,099
18.  Subsequent Events
Dividend Approval
On October 28, 2026, the Company announced that its Board of Directors approved a quarterly dividend of $0.4523 per share on its ordinary shares. The quarterly dividend of $0.4523 per ordinary share is payable on December 10, 2026 to shareholders of record at the close of business on November 13, 2026.

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
EXECUTIVE SUMMARY
Smurfit Westrock’s net sales increased by $158 million, to $8,161 million in the three months ended September 30, 2026, from
$8,003 million in the three months ended September 30, 2025. The increase was primarily due to a higher selling price mix and the impact of higher volumes, partially offset by a net negative foreign currency impact. Smurfit Westrock’s net sales increased by
$305 million, to $23,904 million in the nine months ended September 30, 2026, from $23,599 million in the nine months ended
September 30, 2025. The increase was primarily due to a net positive foreign currency impact and a higher selling price mix that were partially offset by the impact of lower volumes.
Net income attributable to common shareholders decreased by $24 million in the three months ended September 30, 2026. The decrease for the quarter was primarily impacted by higher cost of goods sold, including increased freight and energy costs, that were partially offset by higher net sales, lower impairment and restructuring costs, and lower transaction and integration-related expenses associated with the Combination compared to the prior year quarter. Net income attributable to common shareholders decreased by
$226 million in the nine months ended September 30, 2026 and was primarily impacted by higher cost of goods sold, including increased freight and energy costs, higher depreciation, depletion and amortization expense, as well as the impact of accelerated depreciation for machine closures and adverse weather incurred in the first quarter of 2026. These increases were partially offset by the increase in net sales, lower impairment and restructuring costs and lower transaction and integration-related expenses associated with the Combination compared to the prior year period.
Net cash provided by operating activities decreased by $354 million, to $1,843 million in the nine months ended September 30, 2026, from $2,197 million in the nine months ended September 30, 2025, primarily due to a $165 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were an increase in cash used of $189 million compared to the prior year period as discussed further below. During the nine months ended September 30, 2026, Smurfit Westrock invested $1,603 million in capital expenditures. The Company’s net cash inflow from changes in debt was $334 million, and it paid $712 million of cash dividends to shareholders. See the section entitled “Liquidity and Capital Resources” below for additional information.
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
Other key cost drivers include employee benefit expenses, largely determined by workforce size, and shipping and handling costs, which are generally affected by fuel prices and overall labor inflation. During 2026, inflation, including energy prices and freight costs, has been unprecedented, and if it remains elevated could lead to further cost pressures.
While many of Smurfit Westrock’s customer contracts include price adjustment clauses that allow cost increases to be passed on to customers, these clauses may not in all cases be effective to offset rising costs. Additionally, for corrugated and consumer packaging products, even when Smurfit Westrock is able to implement price increases, there is typically a three- to six-month lag between raw material price hikes and the realization of higher pricing from customers. There can be no assurance that announced price increases will be fully realized, that they will be realized within the time frames we expect, or that they will be sufficient to offset increases in our costs.

Foreign Currency Effects
Smurfit Westrock operates in multiple countries across North America, South America, Europe, Asia, Africa, and Australia. As a
result, currency fluctuations can have both direct and indirect impacts on its financial statements, which are presented in U.S. dollars.
Refer to “Results of Operations” and “Segment Information” for information on the impact of foreign currency.
RESULTS OF OPERATIONS
The following table summarizes Smurfit Westrock’s consolidated results for the periods presented ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$8,161	$8,003	$23,904	$23,599
Cost of goods sold	(6,721)	(6,434)	(19,797)	(18,938)
Gross profit	1,440	1,569	4,107	4,661
Selling, general and administrative expenses	(927)	(963)	(2,858)	(2,899)
Impairment and restructuring costs	(26)	(65)	(199)	(360)
Transaction and integration-related expenses associated with the Combination	—	(15)	(1)	(72)
Operating profit	487	526	1,049	1,330
Interest expense, net	(174)	(177)	(519)	(526)
Pension and other postretirement non-service income, net	8	8	26	24
Other expense, net	(7)	(21)	(30)	(44)
Income before income taxes	314	336	526	784
Income tax expense	(95)	(91)	(156)	(183)
Net income	219	245	370	601
Net loss attributable to noncontrolling interests	3	1	6	1
Net income attributable to common shareholders	$222	$246	$376	$602
Results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended
September 30, 2025
Net Sales
Net sales increased by $158 million, to $8,161 million in the three months ended September 30, 2026, from $8,003 million in the three months ended September 30, 2025. This increase was primarily due to a higher selling price mix of $111 million and the impact of higher volumes of $52 million, that were partially offset by a $12 million net negative foreign currency impact.
Net sales increased by $305 million, to $23,904 million in the nine months ended September 30, 2026, from $23,599 million in the nine months ended September 30, 2025. This increase was primarily due to a $450 million net positive foreign currency impact and a higher selling price mix of $44 million, that were partially offset by a $206 million impact of lower volumes.
See “Segment Information” below for more detail on Smurfit Westrock’s segment results.

Cost of Goods Sold
Cost of goods sold increased by $287 million, to $6,721 million in the three months ended September 30, 2026, from $6,434 million in the three months ended September 30, 2025. This increase in cost of goods sold was primarily due to $88 million of higher freight costs, $88 million of higher energy costs and $57 million of higher volumes (including product mix and downtime).
Cost of goods sold increased by $859 million, to $19,797 million in the nine months ended September 30, 2026, from $18,938 million in the nine months ended September 30, 2025. The increase in cost of goods sold was primarily due to a $364 million net negative foreign currency impact, $226 million of higher freight costs, $119 million of higher energy costs, $87 million higher depreciation, depletion and amortization expense, $74 million of accelerated depreciation costs for machine closures, $65 million impact of adverse weather and $49 million of higher labor costs, partially offset by lower volumes of $129 million and a $27 million decrease in raw material costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased by $36 million, to $927 million in the three months ended September 30, 2026, from $963 million in the three months ended September 30, 2025. The decrease in SG&A expenses were primarily due to $14 million of lower share-based payment expense and the favorable impact of a $13 million reduction in the Italian Competition Authority fine inclusive of costs.
SG&A expenses decreased by $41 million, to $2,858 million in the nine months ended September 30, 2026, from $2,899 million in the nine months ended September 30, 2025. The decrease in SG&A expenses were primarily due to $38 million in lower share-based payment expense and a $13 million reduction in the Italian Competition Authority fine inclusive of costs.
Impairment and Restructuring Costs
Impairment and restructuring costs decreased by $39 million, to $26 million in the three months ended September 30, 2026, from
$65 million in the three months ended September 30, 2025. In the three months ended September 30, 2026, impairment and restructuring costs consisted of $1 million of impairment charges and $25 million of restructuring costs. In the three months ended
September 30, 2025, impairment and restructuring costs consisted of $58 million of impairment charges and $7 million of restructuring costs.
Impairment and restructuring costs decreased by $161 million, to $199 million in the nine months ended September 30, 2026, from
$360 million in the nine months ended September 30, 2025. In the nine months ended September 30, 2026, impairment and restructuring costs consisted of $108 million of impairment charges and $91 million of restructuring costs. In the nine months ended
September 30, 2025, impairment and restructuring costs consisted of $242 million of impairment charges and $118 million of restructuring costs.
See “Note 4. Impairment and Restructuring Costs” of the Condensed Consolidated Financial Statements for additional information.
Transaction and Integration-related Expenses Associated with the Combination
The Company incurred transaction and integration-related expenses associated with the Combination of $— million and $15 million in the three months ended September 30, 2026 and 2025, respectively. In the three months ended September 30, 2025, transaction and integration-related expenses consisted primarily of integration-related expenses associated with the Combination.
The Company incurred transaction and integration-related expenses associated with the Combination of $1 million and $72 million in the nine months ended September 30, 2026 and 2025, respectively. In the nine months ended September 30, 2025, transaction and integration-related expenses primarily consisted of integration-related expenses associated with the Combination.

Interest Expense, Net
Interest expense, net decreased by $3 million to $174 million in the three months ended September 30, 2026, from $177 million in the three months ended September 30, 2025.
Interest expense, net decreased by $7 million to $519 million in the nine months ended September 30, 2026, from $526 million in the nine months ended September 30, 2025.
See “Note 8. Interest” of the Condensed Consolidated Financial Statements for additional information.
Pension and Other Postretirement Non-Service Income, Net
Pension and other postretirement non-service income, net was income of $8 million in the three months ended September 30, 2026 and income of $8 million in the three months ended September 30, 2025.
Pension and other postretirement non-service income, net increased by $2 million, to income of $26 million in the nine months ended
September 30, 2026, from income of $24 million in the nine months ended September 30, 2025.
See “Note 12. Retirement Plans and Deferred Compensation Arrangements” of the Condensed Consolidated Financial Statements for
additional information.
Other Expense, Net
Other expense, net decreased by $14 million to expense of $7 million in the three months ended September 30, 2026, from expense of
$21 million in the three months ended September 30, 2025.
Other expense, net decreased by $14 million to expense of $30 million for the nine months ended September 30, 2026 compared with expense of $44 million for the nine months ended September 30, 2025.
Income Tax Expense
Income tax expense was $95 million in the three months ended September 30, 2026, compared to an income tax expense of
$91 million in the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026, was
30.3%, while the effective tax rate for the three months ended September 30, 2025, was 27.1%.
Income tax expense was $156 million in the nine months ended September 30, 2026, compared to an income tax expense of
$183 million in the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026, was
29.7%, while the effective tax rate for the nine months ended September 30, 2025, was 23.3%.
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
The following table contains selected financial information for Smurfit Westrock’s segments for the periods presented ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales (aggregate):(1)
North America	$4,859	$4,721	$14,104	$14,145
Europe, MEA and APAC	2,836	2,831	8,433	8,191
LATAM	588	545	1,687	1,576

Segment Adjusted EBITDA:
North America	$760	$810	$2,061	$2,347
Europe, MEA and APAC	379	419	1,180	1,180
LATAM	126	116	359	354
(1) Net sales before intersegment eliminations
The three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025
North America Segment
Net Sales
Net sales before intersegment eliminations for the North America segment increased by $138 million, to $4,859 million in the three months ended September 30, 2026, from $4,721 million in the three months ended September 30, 2025. This increase was primarily due to a higher selling price mix of $95 million, a higher volume impact of $62 million, partially offset by a net negative foreign currency impact of $19 million.
Net sales before intersegment eliminations for the North America segment decreased by $41 million, to $14,104 million in the nine months ended September 30, 2026, from $14,145 million in the nine months ended September 30, 2025. This decrease was primarily due to lower volumes of $196 million, partially offset by a $90 million impact from a higher selling price mix and a net positive foreign currency impact of $65 million.
Adjusted EBITDA
Adjusted EBITDA for the North America segment decreased by $50 million, to $760 million in the three months ended September 30,
2026, from $810 million in the three months ended September 30, 2025. This decrease was primarily due to higher costs of $157 million, partially offset by a higher selling price mix of $95 million and a higher volume impact of $18 million. Higher costs of $157 million were primarily due to higher freight costs of $62 million and higher raw material costs of $62 million.
Adjusted EBITDA for the North America segment decreased by $286 million, to $2,061 million in the nine months ended
September 30, 2026, from $2,347 million in the nine months ended September 30, 2025. This decrease was primarily due to higher costs of $292 million and a $68 million impact of lower volumes (including product mix and downtime), partially offset by a higher selling price mix of $90 million. Higher costs of $292 million were primarily due to $161 million of higher freight costs, $98 million of higher raw material costs and a $55 million impact of adverse weather.

Europe, MEA and APAC Segment
Net Sales
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $5 million, to $2,836 million in the three months ended September 30, 2026, from $2,831 million in the three months ended September 30, 2025. This increase was primarily due to higher volumes of $38 million and higher selling price mix of $7 million, partially offset by a net negative foreign currency impact of $40 million primarily due to the weakening of the euro against the U.S. dollar.
Net sales before intersegment eliminations for the Europe, MEA and APAC segment increased by $242 million, to $8,433 million in the nine months ended September 30, 2026, from $8,191 million in the nine months ended September 30, 2025. This increase was primarily due to a net positive foreign currency impact of $275 million primarily due to the strengthening of the euro against the U.S.
dollar and higher volumes of $27 million, partially offset by a lower selling price mix of $60 million.
Adjusted EBITDA
Adjusted EBITDA for the Europe, MEA and APAC segment decreased by $40 million, to $379 million in the three months ended
September 30, 2026, from $419 million in the three months ended September 30, 2025. The decrease was primarily due to higher costs of $64 million, partially offset by a higher volume impact of $21 million. The $64 million of higher costs was primarily due to $70 million of higher energy costs and $23 million of higher freight costs, partially offset by $36 million of lower raw material costs.
Adjusted EBITDA for the Europe, MEA and APAC segment was $1,180 million in the nine months ended September 30, 2026, and
$1,180 million in the nine months ended September 30, 2025. A lower selling price mix impact of $60 million and higher costs of $12 million were fully offset by a net positive foreign currency impact of $50 million and higher volumes of $22 million. The $12 million of higher costs was primarily due to $60 million of higher energy costs, $57 million of higher freight costs and $26 million higher labor costs, partially offset by $122 million of lower raw material costs.
LATAM Segment
Net Sales
Net sales before intersegment eliminations for the LATAM segment increased by $43 million, to $588 million in the three months ended September 30, 2026, from $545 million in the three months ended September 30, 2025. This increase was primarily due to a net positive foreign currency impact.
Net sales before intersegment eliminations for the LATAM segment increased by $111 million, to $1,687 million in the nine months ended September 30, 2026, from $1,576 million in the nine months ended September 30, 2025. This increase was primarily due to a net positive foreign currency impact.
Adjusted EBITDA
Adjusted EBITDA for the LATAM segment increased by $10 million, to $126 million in the three months ended September 30, 2026, from $116 million in the three months ended September 30, 2025. The increase was primarily due to a net positive foreign currency impact of $12 million and lower costs of $6 million, partially offset by lower volumes of $6 million.
Adjusted EBITDA for the LATAM segment increased by $5 million, to $359 million in the nine months ended September 30, 2026, from $354 million in the nine months ended September 30, 2025. This increase was primarily due to a net positive foreign currency impact of $21 million, partially offset by higher costs of $11 million primarily due higher energy costs.

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
As of September 30, 2026, Smurfit Westrock held cash and cash equivalents of $723 million, of which $188 million were held in euro,
$203 million were held in U.S. dollars and $332 million were held in other currencies. At September 30, 2026, the Company had
$4,561 million in undrawn committed facilities available under the revolving loan facility and receivables securitization facilities. The weighted average period until maturity of undrawn committed facilities was 4.7 years as of September 30, 2026. Combined with cash and cash equivalents of $723 million, the Company had $5,284 million of available liquidity.
As of September 30, 2026, Smurfit Westrock had $14,049 million of total debt. As of September 30, 2026, the carrying amount of current debt was $842 million. In the nine months ended September 30, 2026, total debt increased by $276 million. Excluding changes in carrying value, such as translation adjustments and amortization moves, borrowings increased by $334 million. See “Note 10. Debt”
of the Condensed Consolidated Financial Statements for additional debt-related information.
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
The Company engages in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or the Company. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from the Company’s
Condensed Consolidated Balance Sheets. Receivables involved with these customer-based SCF programs may vary from period to period, and were 6% of the Company’s accounts receivable balance at September 30, 2026. In addition, Smurfit Westrock has monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 9. Fair Value Measurement” of the Condensed Consolidated Financial Statements for a discussion of the
Company’s monetization facilities.
Smurfit Westrock’s working capital management strategy includes working with its suppliers to revisit terms and conditions, including the extension of payment terms. The Company’s current payment terms with the majority of its suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. The Company does not believe its payment terms will be shortened significantly in the near future and does not expect its net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable the Company’s suppliers, at their sole discretion, to sell their receivables from Smurfit Westrock to the financial institutions on a non-recourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the Company’s suppliers. Smurfit Westrock and its suppliers agree on commercial terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell Smurfit
Westrock goods or services and issue the associated invoices based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Smurfit Westrock suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by the Company under SCF programs, and it has no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to the Company’s suppliers that elect to participate in SCF programs are included in the
“Accounts payable” line item in the Company’s Condensed Consolidated Balance Sheets and the activity is reflected in “Net cash provided by operating activities” in the Company’s Condensed Consolidated Statements of Cash Flows. Based on correspondence with the financial institutions that are involved with Smurfit Westrock’s two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 10-12% of the
Company’s accounts payable balance. The outstanding payment obligations to financial institutions under these programs were
$357 million as of September 30, 2026.
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

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$1,843	$2,197
Net cash used for investing activities	$(1,554)	$(1,564)
Net cash used for financing activities	$(440)	$(674)
Net cash provided by operating activities decreased by $354 million to $1,843 million in the nine months ended September 30, 2026 from $2,197 million in the nine months ended September 30, 2025, primarily due to a $165 million decrease in net income adjusted for non-cash items, primarily including depreciation, depletion and amortization, impairment of assets, cash surrender value increase in excess of premiums paid, share-based compensation expense, deferred income tax benefit, and pension and other postretirement funding more than cost. Changes in operating assets and liabilities were an increase in cash used of $189 million compared to the prior year period. This increase was primarily due to a $711 million increase in accounts receivable, compared to a $249 million increase in the prior-year period, driven by higher sales volumes, higher prices and selling price mix, partially offset by $163 million increase in accounts payable, compared to a $142 million decrease in the prior-year period, primarily due to increased purchase activity and higher costs. The increase in the cash outflows from changes in operating assets and liabilities was inclusive of cash payments to financial institutions of $50 million in connection with the Company’s accounts receivable monetization agreements in the nine months ended September 30, 2026, compared to cash payments of $47 million in the prior year period. See “Note 9. Fair Value
Measurement” of the Condensed Consolidated Financial Statements for additional information.
Net cash used for investing activities of $1,554 million in the nine months ended September 30, 2026 consisted primarily of capital expenditures of $1,603 million and cash paid for purchase of businesses, net of cash acquired of $20 million that were partially offset by proceeds from corporate owned life insurance of $30 million and proceeds from sale of property, plant and equipment of
$39 million. Net cash used for investing activities of $1,564 million in the nine months ended September 30, 2025 consisted primarily of capital expenditures of $1,609 million.
Net cash used for financing activities of $440 million in the nine months ended September 30, 2026 consisted primarily of outflows from cash dividends paid to shareholders of $712 million and tax paid in connection with shares withheld from employees of
$72 million that were partially offset by cash inflows from a net increase in debt of $334 million and proceeds from re-issuance of shares from treasury stock of $14 million. Net cash used for financing activities of $674 million in the nine months ended

September 30, 2025 consisted primarily of cash outflows from dividends paid to shareholders of $675 million and tax paid in connection with shares withheld from employees of $68 million, partially offset by cash inflows from a net increase in debt of
$74 million.
Contractual Obligations and Commitments
Smurfit Westrock is a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact Smurfit Westrock’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on Smurfit Westrock’s Condensed Consolidated Balance Sheets as of September 30, 2026, while others are considered future obligations. Smurfit Westrock’s contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations.
There have been no material changes to the contractual obligations and commitments disclosed in “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal year ended December 31, 2025.
Off-Balance Sheet Arrangements
As of September 30, 2026, Smurfit Westrock did not have any off-balance sheet arrangements.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$219	$245	$370	$601
Income tax expense	95	91	156	183
Depreciation, depletion and amortization	678	659	2,084	1,875
Impairment and restructuring costs	26	65	199	360
Transaction and integration-related expenses associated with the Combination	—	15	1	72
Interest expense, net	174	177	519	526
Pension and other postretirement non-service income, net	(8)	(8)	(26)	(24)
Share-based compensation expense	21	35	76	114
Other expense, net	7	21	30	44
Other adjustments	(7)	2	12	16
Adjusted EBITDA	$1,205	$1,302	$3,421	$3,767
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

SUMMARIZED STATEMENT OF OPERATIONS	Nine months ended September 30,
2026
Net sales to unrelated parties	$1,116
Net sales to Non-Obligor Subsidiaries	965
Gross profit	587
Interest expense, net with unrelated parties	(457)
Interest expense, net with Non-Obligor Subsidiaries	(241)
Net income and net income attributable to the Obligor Group	3,156

SUMMARIZED BALANCE SHEETS	September 30, 2026	December 31, 2025
ASSETS
Current amounts due from Non-Obligor Subsidiaries	$4,741	$4,571
Other current assets	894	1,207
Total current assets	$5,635	$5,778

Non-current amounts due from Non-Obligor Subsidiaries	$3,271	$3,355
Other non-current assets	940	918
Total non-current assets	$4,211	$4,273

LIABILITIES
Current amounts due to Non-Obligor Subsidiaries	$7,476	$9,130
Other current liabilities	962	482
Total current liabilities	$8,438	$9,612

Non-current amounts due to Non-Obligor Subsidiaries	$7,134	$7,447
Other non-current liabilities	11,625	11,823
Total non-current liabilities	$18,759	$19,270
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the nine months ended September 30, 2026 to Smurfit Westrock’s critical accounting policies and estimates as identified in Smurfit Westrock’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There has been no change in Smurfit Westrock’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, Smurfit Westrock’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of the Company’s ordinary shares during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plan(s)
In the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act)
adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Constitution of Smurfit Westrock plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 8, 2024).

10.1†+	Third Amendment to Purchasing and Servicing of Receivables, dated as of September 15, 2026, among Smurfit Westrock plc, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of the Company’s Annual Report on Form 10-K filed on February 27, 2026).

31.1†	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Smurfit Westrock plc

Dated: November 4, 2026		/s/ Anthony Smurfit
	Name:	Anthony Smurfit
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Smurfit Westrock plc

Dated: November 4, 2026		/s/ Ken Bowles
	Name:	Ken Bowles
	Title:	Executive Vice President & Chief Financial Officer
(Principal Financial Officer)